Form 10-Q
period 2025-06-30
MANHATTAN ASSOCIATES INC
filed 2025-07-25
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 22, 2025, the latest practicable date, is as follows: 60,468,594 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2025

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,593	$266,230
Accounts receivable, net	209,843	205,475
Prepaid expenses and other current assets	42,910	31,559
Total current assets	483,346	503,264

Property and equipment, net	15,984	13,971
Operating lease right-of-use assets	47,339	47,923
Goodwill, net	62,244	62,226
Deferred income taxes	99,495	94,505
Other assets	36,276	35,662
Total assets	$744,684	$757,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,897	$26,615
Accrued compensation and benefits	61,165	72,180
Accrued and other liabilities	22,001	22,275
Deferred revenue	299,836	277,970
Income taxes payable	266	1,264
Total current liabilities	407,165	400,304

Operating lease liabilities, long-term	48,585	47,794
Other non-current liabilities	10,175	10,327

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,468,401 and 60,921,191 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	604	609
Retained earnings	304,480	329,439
Accumulated other comprehensive loss	(26,325)	(30,922)
Total shareholders' equity	278,759	299,126
Total liabilities and shareholders' equity	$744,684	$757,551

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$100,422	$82,361	$194,728	$160,388
Software license	1,528	3,061	10,820	5,871
Maintenance	35,057	35,273	67,201	70,245
Services	128,899	136,831	250,026	269,026
Hardware	6,515	7,792	12,433	14,340
Total revenue	272,421	265,318	535,208	519,870
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	115,921	119,696	230,279	238,651
Cost of software license	294	345	503	677
Research and development	34,871	35,334	70,169	70,344
Sales and marketing	19,979	19,154	41,040	39,083
General and administrative	25,976	21,112	50,195	42,315
Depreciation and amortization	1,584	1,489	3,125	2,982
Restructuring expense	8	-	2,937	-
Total costs and expenses	198,633	197,130	398,248	394,052
Operating income	73,788	68,188	136,960	125,818
Other income, net	715	914	2,052	1,910
Income before income taxes	74,503	69,102	139,012	127,728
Income tax provision	17,723	16,336	29,650	21,161
Net income	$56,780	$52,766	$109,362	$106,567

Basic earnings per share	$0.94	$0.86	$1.80	$1.73
Diluted earnings per share	$0.93	$0.85	$1.78	$1.71

Weighted average number of shares:
Basic	60,612	61,421	60,741	61,523
Diluted	61,074	62,118	61,300	62,305

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$56,780	$52,766	$109,362	$106,567
Foreign currency translation adjustment, net of tax	3,265	11	4,597	(716)
Comprehensive income	$60,045	$52,777	$113,959	$105,851

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net income	$109,362	$106,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,125	2,982
Equity-based compensation	53,101	46,761
Gain on disposal of equipment	(21)	(124)
Deferred income taxes	(4,957)	(12,519)
Unrealized foreign currency loss	1,032	610
Changes in operating assets and liabilities:
Accounts receivable, net	1,197	(11,153)
Other assets	(7,416)	(2,088)
Accounts payable, accrued and other liabilities	(16,478)	(18,082)
Income taxes	(4,505)	(7,043)
Deferred revenue	14,870	22,089
Net cash provided by operating activities	149,310	128,000

Investing activities:
Purchase of property and equipment	(4,871)	(4,538)
Net cash used in investing activities	(4,871)	(4,538)

Financing activities:
Repurchase of common stock	(186,638)	(189,546)
Net cash used in financing activities	(186,638)	(189,546)

Foreign currency impact on cash	6,562	(1,948)

Net change in cash and cash equivalents	(35,637)	(68,032)
Cash and cash equivalents at beginning of period	266,230	270,741
Cash and cash equivalents at end of period	$230,593	$202,709

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2025
Balance, March 31, 2025 (unaudited)	60,714,813	$607	$-	$274,078	$(29,590)	$245,095
Repurchase of common stock	(265,519)	(3)	(23,810)	(26,378)	-	(50,191)
Restricted stock units issuance	19,107	-	-	-	-	-
Excise tax on net stock repurchases			(465)			(465)
Equity-based compensation	-	-	24,275	-	-	24,275
Foreign currency translation adjustment	-	-	-	-	3,265	3,265
Net income	-	-	-	56,780	-	56,780
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759

For the Six Months Ended June 30, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(983,828)	(10)	(52,307)	(134,321)	-	(186,638)
Restricted stock units issuance	531,038	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(789)	-	-	(789)
Equity-based compensation	-	-	53,101	-	-	53,101
Foreign currency translation adjustment	-	-	-	-	4,597	4,597
Net income	-	-	-	109,362	-	109,362
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759

For the Three Months Ended June 30, 2024
Balance, March 31, 2024 (unaudited)	61,569,549	$615	$-	$266,757	$(27,765)	$239,607
Repurchase of common stock	(346,068)	(3)	(23,957)	(51,752)	-	(75,712)
Restricted stock units issuance	22,157	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(709)	-	-	(709)
Equity-based compensation	-	-	24,666	-	-	24,666
Foreign currency translation adjustment	-	-	-	-	11	11
Net income	-	-	-	52,766	-	52,766
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629

For the Six Months Ended June 30, 2024
Balance, December 31, 2023 (audited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(804,804)	(8)	(46,041)	(143,497)	-	(189,546)
Restricted stock units issuance	484,405	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(715)	-	-	(715)
Equity-based compensation	-	-	46,761	-	-	46,761
Foreign currency translation adjustment	-	-	-	-	(716)	(716)
Net income	-	-	-	106,567	-	106,567
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2024.

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

Nature of Products and Services

Cloud subscriptions include software as a service (“SaaS”) and arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized over the contract period.

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

Our perpetual software licenses provide the customer with a right to use the software as it exists at the time of purchase. We recognize revenue for distinct software licenses once the license period has begun and we have made the software available to the customer. The selling prices of our software licenses are highly variable. Thus, we estimate standalone selling price ("SSP") for software licenses using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract. Perpetual software license revenue accounts for approximately 2% of total revenue.

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

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and six months ended June 30, 2025, we recognized $80.3 million and $205.2 million of revenue that was included in the deferred revenue balance as of December 31, 2024. In the three months ended June 30, 2025, we recognized $129.5 million of revenue that was included in the deferred revenue balance as of March 31, 2025.

Remaining Performance Obligations

As of June 30, 2025, approximately $2.0 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of June 30, 2025 and December 31, 2024.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.1 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $1.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we have reduced our accounts receivable balance by $2.5 million and $2.8 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $45.6 million as of June 30, 2025, of which $32.4 million is included in other assets and $13.2 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $2.9 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $5.8 million and $5.3 million for the six months ended June 30, 2025 and 2024, respectively. No impairment losses were recognized during the periods.

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

At June 30, 2025, our cash and cash equivalents were $163.4 million and $67.2 million, respectively. We had neither short-term investments nor long-term investments at June 30, 2025. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2025.

4.
Equity-Based Compensation

We granted 8,984 and 8,521 restricted stock units (RSUs) during the three months ended June 30, 2025 and 2024, respectively, and granted 495,334 and 547,849 RSUs during the six months ended June 30, 2025 and 2024, respectively. Equity-based compensation expense related to RSUs was $24.3 million and $24.7 million during the three months ended June 30, 2025 and 2024, respectively, and $53.1 million and $46.8 million during the six months ended June 30, 2025 and 2024, respectively.

We present below a summary of changes during the six months ended June 30, 2025 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2024	1,390,238
Granted	495,334
Vested	(531,038)
Forfeited	(33,770)
Outstanding at June 30, 2025	1,320,764

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 23.8% and 23.6% for the three months ended June 30, 2025 and 2024, respectively, and 21.3% and 16.6% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 is due to a decrease of excess tax benefits on restricted stock awards that vested during the quarter. The increase in the effective tax rate for the six months ended June 30, 2025 is also due to a decrease of excess tax benefits on restricted stock awards that vested during the period.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2025, there were no material changes to our uncertain tax positions.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$56,780	$52,766	$109,362	$106,567
Earnings per share:
Basic	$0.94	$0.86	$1.80	$1.73
Effect of CESs	(0.01)	(0.01)	(0.02)	(0.02)
Diluted	$0.93	$0.85	$1.78	$1.71

Weighted average number of shares:
Basic	60,612	61,421	60,741	61,523
Effect of CESs	462	697	559	782
Diluted	61,074	62,118	61,300	62,305

The number of anti-dilutive CESs during the three and six months ended June 30, 2025 and 2024 was immaterial.

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

Among other proceedings, we are currently party to the lawsuit described below.

On February 25, 2025, an alleged Company shareholder filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, based on purported materially false and misleading statements and omissions allegedly made by the Company between October 22, 2024 and January 28, 2025. The complaint in the Prime Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged Company shareholder filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the Company between July 24, 2024 and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action were similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On May 2, 2025, the Court consolidated the two actions (the “Consolidated Action”), and on May 23, 2025, the Court appointed the plaintiffs in the City of Orlando Action as the lead plaintiff in the Consolidated Action. On July 22, 2025, the lead plaintiffs filed their Amended Complaint, in which the securities law violations alleged are the same as those alleged in the original actions and the proposed class period is the same as in the City of Orlando action. The Company denies the material allegations in the Consolidated Action, which is still in the early stages and has not yet been certified as a class action, and intends to defend itself vigorously. The Company plans to file a motion to dismiss the Consolidated Action on or before the September 22, 2025, due date set by the Court. The Company maintains insurance that may cover any liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions thereof. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $6.0 million and $4.6 million for the three months ended June 30, 2025 and 2024, respectively, and $12.9 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India. Expense related to an unusual health insurance claim is included within "Operating expenses" within the Americas segment for the six months ended June 30, 2025.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$77,281	$19,675	$3,466	$100,422	$64,665	$15,371	$2,325	$82,361
Software license	908	327	293	1,528	2,430	362	269	3,061
Maintenance	27,786	5,071	2,200	35,057	28,621	4,531	2,121	35,273
Services	94,167	27,186	7,546	128,899	102,469	26,632	7,730	136,831
Hardware	6,464	42	9	6,515	7,770	22	-	7,792
Total revenue	206,606	52,301	13,514	272,421	205,955	46,918	12,445	265,318

Costs and Expenses:
Cost of revenue	$83,745	$26,222	$6,248	116,215	89,818	24,810	5,413	120,041
Operating expenses	73,457	6,074	1,295	80,826	69,628	4,673	1,299	75,600
Depreciation and amortization	1,345	198	41	1,584	1,209	240	40	1,489
Restructuring charge	8	-	-	8	-	-	-	-
Total costs and expenses	158,555	32,494	7,584	198,633	160,655	29,723	6,752	197,130
Operating income	$48,051	$19,807	$5,930	$73,788	$45,300	$17,195	$5,693	$68,188
Interest income				852				1,503
Other (loss) income, net				(137)				(589)
Income before income taxes				$74,503				$69,102

	Six Months Ended June 30,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$151,392	$36,882	$6,454	$194,728	$125,797	$29,872	$4,719	$160,388
Software license	2,358	7,863	599	10,820	4,259	848	764	5,871
Maintenance	53,701	9,242	4,258	67,201	56,497	9,205	4,543	70,245
Services	181,664	53,538	14,824	250,026	201,584	53,403	14,039	269,026
Hardware	12,106	318	9	12,433	14,130	210	-	14,340
Total revenue	401,221	107,843	26,144	535,208	402,267	93,538	24,065	519,870

Costs and Expenses:
Cost of revenue	166,547	52,343	11,892	230,782	178,800	49,896	10,632	239,328
Operating expenses	147,170	11,599	2,635	161,404	139,033	10,106	2,603	151,742
Depreciation and amortization	2,654	391	80	3,125	2,447	457	78	2,982
Restructuring expense	2,937	-	-	2,937	-	-	-	-
Total costs and expenses	319,308	64,333	14,607	398,248	320,280	60,459	13,313	394,052
Operating income	$81,913	$43,510	$11,537	$136,960	$81,987	$33,079	$10,752	$125,818
Interest income				1,953				2,917
Other income (loss), net				99				(1,007)
Income before income taxes				$139,012				$127,728

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,515	$1,963	$62,244	$54,766	$5,497	$1,963	$62,226
Long lived assets	84,831	12,506	2,262	99,599	83,517	11,501	2,538	97,556
Total assets	596,428	122,090	26,166	744,684	633,157	102,222	22,172	757,551

We derived revenue from sales to customers outside the United States of approximately $91.5 million and $88.8 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $183.0 million and $172.5 million for the six months ended June 30, 2025 and 2024, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the six months ended June 30, 2025. The majority of our software license revenue (over 90% and over 70%) relates to our warehouse management product group for the three and six months ended June 30, 2025, respectively.

9. Restructuring Expense

In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the six months ended June 30, 2025 to the Americas segment. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the six months ended June 30, 2025.

The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2025 (in thousands):

Restructuring expense	$2,937
Cash payments	(2,907)
Restructuring accrual balance at June 30, 2025	$30

The balance at June 30, 2025 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during the third quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and six months ended June 30, 2025, we generated $272.4 million and $535.2 million in total revenue, respectively. The revenue mix for the three months ended June 30, 2025 was: cloud subscriptions 37%; software license 1%; maintenance 13%; services 47%; and hardware 2%. The revenue mix for the six months ended June 30, 2025 was: cloud subscriptions 36%; software license 2%; maintenance 13%; services 47%; and hardware 2%.

We have three geographic reportable segments: North, Latin and South America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $91.5 million and $183.0 million for the three and six months ended June 30, 2025, which represents approximately 34% of our total revenue for the three and six months ended June 30, 2025, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2025, we employed approximately 4,480 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

We remain cautious regarding the current turbulent global macro environment, which could impact our performance. Our results for the first six months of 2025 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in alignment with current market demand. We believe this contributed to our strong financial results, higher demand and strong win rates for our solutions for the period. While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 22% over the same quarter in the prior year. Cloud revenue represents about 95% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2025, approximately 66% of our total revenue was generated in the United States; 19% and 20% in EMEA, respectively; and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $194.7 million in the six months ended June 30, 2025 from $160.4 million for the same period in the prior year, representing a 22% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of June 30, 2025, our RPO was approximately $2.0 billion, an increase of 26% over June 30, 2024 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended June 30, 2025, cloud subscriptions revenue totaled $100.4 million or 37% of total revenues. The Americas, EMEA, and APAC segments recognized $77.3 million, $19.7 million, and $3.4 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2025. In the six months ended June 30, 2025, cloud subscriptions revenue totaled $194.7 million or 36% of total revenues. The Americas, EMEA, and APAC segments recognized $151.4 million, $36.9 million, and $6.4 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2025. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In the three months ended June 30, 2025, license revenue totaled $1.5 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $0.9 million, $0.3 million, and $0.3 million in license revenue, respectively, in the three months ended June 30, 2025. In the six months ended June 30, 2025, license revenue totaled $10.8 million, or 2% of total revenue. The Americas, EMEA, and APAC segments totaled $2.3 million, $7.9 million, and $0.6 million in license revenue, respectively, in the six months ended June 30, 2025.

During the three and six months ended June 30, 2025, approximately 75% and 60%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 25% and 40%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

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

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2025 totaled $35.1 million, or 13% of total revenue. The Americas, EMEA and APAC segments recognized $27.8 million, $5.1 million, and $2.2 million, respectively, in maintenance revenue in the three months ended June 30, 2025. In the six months ended June 30, 2025, maintenance revenue totaled $67.2 million, or 13% of total revenue. The Americas, EMEA, and APAC segments totaled $53.7 million, $9.2 million, and $4.3 million in maintenance revenue, respectively, in the six months ended June 30, 2025. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended June 30, 2025, our services revenue totaled $128.9 million, or 47% of total revenue. The Americas, EMEA, and APAC segments recognized $94.2 million, $27.1 million, and $7.6 million, respectively, in services revenue in the three months ended June 30, 2025. In the six months ended June 30, 2025, services revenue totaled $250.0 million, or 47% of total revenue. The Americas, EMEA, and APAC segments totaled $181.7 million, $53.5 million, and $14.8 million in services revenue, respectively, in the six months ended June 30, 2025.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.5 million in the three months ended June 30, 2025 representing 2% of total revenue. For the six months ended June 30, 2025, hardware revenue totaled $12.4 million, or 2% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $34.9 million and $70.2 million for the three and six months ended June 30, 2025, respectively.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2025, we generated cash flow from operating activities of $74.0 million and $149.3 million, respectively. Our cash and cash equivalents at June 30, 2025 totaled $230.6 million, with no debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the six months ended June 30, 2025, we repurchased approximately $149.6 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In July 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

For the remainder of 2025, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2025 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)

Revenue	$272,421	$265,318	$535,208	$519,870
Costs and expenses	198,633	197,130	398,248	394,052
Operating income	73,788	68,188	136,960	125,818
Other income, net	715	914	2,052	1,910
Income before income taxes	74,503	69,102	139,012	127,728
Net income	$56,780	$52,766	$109,362	$106,567
Diluted earnings per share	$0.93	$0.85	$1.78	$1.71
Diluted weighted average number of shares	61,074	62,118	61,300	62,305

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2025 and 2024, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change vs. Prior Year	2025	2024	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	77,281	64,665	20%	151,392	125,797	20%
EMEA	19,675	15,371	28%	36,882	29,872	23%
APAC	3,466	2,325	49%	6,454	4,719	37%
Total cloud subscriptions	$100,422	$82,361	22%	$194,728	$160,388	21%

Software license
Americas	908	2,430	-63%	2,358	4,259	-45%
EMEA	327	362	-10%	7,863	848	827%
APAC	293	269	9%	599	764	-22%
Total software license	$1,528	$3,061	-50%	$10,820	$5,871	84%

Maintenance
Americas	27,786	28,621	-3%	53,701	56,497	-5%
EMEA	5,071	4,531	12%	9,242	9,205	0%
APAC	2,200	2,121	4%	4,258	4,543	-6%
Total maintenance	$35,057	$35,273	-1%	$67,201	$70,245	-4%

Services
Americas	94,167	102,469	-8%	181,664	201,584	-10%
EMEA	27,186	26,632	2%	53,538	53,403	0%
APAC	7,546	7,730	-2%	14,824	14,039	6%
Total services	$128,899	$136,831	-6%	$250,026	$269,026	-7%

Hardware
Americas	6,464	7,770	-17%	12,106	14,130	-14%
EMEA	42	22	91%	318	210	51%
APAC	9	-	-	9	-	-
Total hardware	$6,515	$7,792	-16%	$12,433	$14,340	-13%

Total Revenue
Americas	206,606	205,955	0%	401,221	402,267	0%
EMEA	52,301	46,918	11%	107,843	93,538	15%
APAC	13,514	12,445	9%	26,144	24,065	9%
Total revenue	$272,421	$265,318	3%	$535,208	$519,870	3%

Operating income:
Americas	48,051	45,300	6%	81,913	81,987	0%
EMEA	19,807	17,195	15%	43,510	33,079	32%
APAC	5,930	5,693	4%	11,537	10,752	7%
Total operating income	$73,788	$68,188	8%	$136,960	$125,818	9%

Condensed Consolidated Financial Summary - Second Quarter 2025

•
Consolidated total revenue: $272.4 million for the second quarter of 2025, compared to $265.3 million for the second quarter of 2024;
•
Cloud subscription revenue: $100.4 million for the second quarter of 2025, compared to $82.4 million for the second quarter of 2024;
•
Software license revenue: $1.5 million for the second quarter of 2025, compared to $3.1 million for the second quarter of 2024;
•
Services revenue: $128.9 million for the second quarter of 2025, compared to $136.8 million for the second quarter of 2024;
•
Operating income: $73.8 million for the second quarter of 2025, compared to $68.2 million for the second quarter of 2024;
•
Operating margins: 27.1% for the second quarter of 2025, compared to 25.7% for the second quarter of 2024;
•
Diluted earnings per share: $0.93 for the second quarter of 2025 compared to $0.85 for the second quarter of 2024;
•
Cash flow from operations: $74.0 million in the second quarter of 2025, compared to $73.3 million in the second quarter of 2024;
•
Days sales outstanding: 70 days at June 30, 2025, compared to 72 days at March 31, 2025;
•
Cash: $230.6 million at June 30, 2025, compared to $205.9 million at March 31, 2025;
•
Share repurchases: In the three months ended June 30, 2025, we reduced our shares of common stock outstanding through the repurchase of approximately 0.3 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $49.6 million. In July 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

Below we discuss our consolidated results of operations for the second quarters of 2025 and 2024.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2025	2024	Prior Year	2025	2024
	(in thousands)

Cloud subscriptions	$100,422	$82,361	22%	37%	31%
Software license	1,528	3,061	-50%	1%	1%
Maintenance	35,057	35,273	-1%	13%	13%
Services	128,899	136,831	-6%	47%	52%
Hardware	6,515	7,792	-16%	2%	3%
Total revenue	$272,421	$265,318	3%	100%	100%

Cloud Subscriptions Revenue. In the second quarter of 2025, cloud subscriptions revenue increased $18.1 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $12.6 million, $4.3 million and $1.2 million in the second quarter of 2025, respectively.

Software License Revenue. Software license revenue decreased $1.5 million in the second quarter of 2025 compared to the same quarter in the prior year. The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2025 was over 90% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $0.2 million in the second quarter of 2025 compared to the same quarter in the prior year. Maintenance revenue decreased by $0.8 million for the Americas segment and increased by $0.5 million and $0.1 million for the EMEA and APAC segments, respectively. Maintenance relates to our perpetual software licenses.

Services Revenue. Services revenue decreased $7.9 million in the second quarter of 2025 compared to the same quarter in the prior year. Services revenue for the Americas and APAC segments decreased $8.3 million and $0.2 million, respectively, partially offset by the $0.6 million increase for the EMEA segment, compared to the same quarter in the prior year. The decrease in services revenue is primarily driven by customer budgetary constraints that shifted services work to future periods which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the second quarter of 2025 and 2024 was approximately 76% and 75%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales decreased $1.3 million in the second quarter of 2025 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	115,921	119,696	-3%
Cost of software license	$294	$345	-15%
Total cost of revenue	$116,215	$120,041	-3%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $3.8 million decrease in the quarter ended June 30, 2025 compared to the same quarter in the prior year was due to a $3.3 million decrease in performance-based compensation expense, a $2.1 million decrease in compensation and other personnel-related expenses, and a $0.9 million decrease in travel expense, partially offset by a $2.7 million increase in computer infrastructure cost. The decrease in compensation cost is due to our reduction in headcount to align our services capacity with customer demand.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the second quarter of 2025 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended June 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Research and development	$34,871	$35,334	-1%
Sales and marketing	19,979	19,154	4%
General and administrative	25,976	21,112	23%
Depreciation and amortization	1,584	1,489	6%
Restructuring expense	8	-	100%
Operating expenses	$82,418	$77,089	7%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale. R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2025 decreased by $0.5 million compared to the same quarter of 2024 principally due to a $0.6 million increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $0.8 million in the quarter ended June 30, 2025 compared to the same quarter in the prior year primarily due to $1.0 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $4.9 million in the current year quarter compared to the same quarter in the prior year primarily due to a $3.0 million of ongoing expense related to an unusual health insurance claim and $1.8 million of compensation and other personnel-related expenses.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the second quarter of 2025 and 2024 was $1.6 million and $1.5 million, respectively.

Operating Income

Operating income in the second quarter of 2025 was $73.8 million compared to $68.2 million in the same quarter in the prior year. Operating margin was 27.1% for the second quarter of 2025 versus 25.7% for the same quarter in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions revenue.

Other Income and Income Taxes

	Three Months Ended June 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Other income, net	$715	$914	-22%
Income tax provision	17,723	16,336	8%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.2 million in the second quarter of 2025 compared to the same quarter in the prior year due to a $0.7 million decrease in interest income, partially offset by a $0.5 million decrease in foreign currency losses. The decrease of foreign currency losses is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $0.1 million in the second quarter of 2025, and $0.6 million of net foreign currency losses in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 23.8% and 23.6% for the quarters ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 is due to a decrease of excess tax benefits on restricted stock awards that vested during the quarter.

Condensed Consolidated Financial Summary – First Six Months of 2025

•
Consolidated revenue: $535.2 million for the six months ended June 30, 2025 compared to $519.9 million for the six months ended June 30, 2024.
•
Cloud subscription revenue: $194.7 million for the six months ended June 30, 2025 compared to $160.4 million for the six months ended June 30, 2024.
•
Software license revenue: $10.8 million for the six months ended June 30, 2025, compared to $5.9 million for the six months ended June 30, 2024.
•
Services revenue: $250.0 million for the six months ended June 30, 2025, compared to $269.0 million for the six months ended June 30, 2024.
•
Operating income: $137.0 million for the six months ended June 30, 2025, compared to $125.8 million for the six months ended June 30, 2024.
•
Operating margins: 25.6% for the six months ended June 30, 2025, compared to 24.2% for the six months ended June 30, 2024.
•
Diluted earnings per share: $1.78 for the six months ended June 30, 2025 compared to $1.71 for the six months ended June 30, 2024.
•
Cash flow from operations: $149.3 million for the six months ended June 30, 2025, compared to $128.0 million for the six months ended June 30, 2024.
•
Cash: $230.6 million at June 30, 2025, compared to $266.2 million at December 31, 2024.
•
Share repurchases: During the six months ended June 30, 2025, we reduced our shares of common stock outstanding by approximately 1.0% primarily through the repurchase of approximately 0.8 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $149.6 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2025 and 2024.

Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2025	2024	Prior Year	2025	2024
	(in thousands)

Cloud subscriptions	$194,728	$160,388	21%	36%	31%
Software license	10,820	5,871	84%	2%	1%
Maintenance	67,201	70,245	-4%	13%	13%
Services	250,026	269,026	-7%	47%	52%
Hardware	12,433	14,340	-13%	2%	3%
Total revenue	$535,208	$519,870	3%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $34.3 million in the six months ended June 30, 2025 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $25.6 million, $7.0 million and $1.7 million, respectively, in the six months ended June 30, 2025.

Software License Revenue. Software license revenue increased $4.9 million in the six months ended June 30, 2025 compared to the same period in the prior year predominantly driven by one large contract with an existing customer. The license sales percentage mix across our product suite in the six months ended June 30, 2025 was over 70% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $3.0 million in the six months ended June 30, 2025 compared to the same period in the prior year. Maintenance revenue for the Americas and APAC segments decreased by $2.8 million and $0.3 million respectively, and the EMEA segment increased by $0.1 million in the six months ended June 30, 2025.

Services Revenue. Services revenue decreased $19.0 million in the six months ended June 30, 2025 compared to the same period in the prior year. Services revenue for the Americas segment decreased $19.9 million, and the APAC and EMEA segments increased $0.8 million and $0.1 million in the six months ended June 30, 2025, respectively, compared with the same period in the prior year. The decrease in services revenue is primarily driven by customer budgetary constraints that shifted services work to future periods, which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the six months ended June 30, 2025 and 2024 was approximately 75% and 74%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue decreased $1.9 million in the six months ended June 30, 2025 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2025	2024	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	230,279	238,651	-4%
Cost of software license	$503	$677	-26%
Total cost of revenue	$230,782	$239,328	-4%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $8.4 million decrease in the six months ended June 30, 2025 compared to the same period in the prior year was principally due to a $6.8 million decrease in compensation and other personnel-related expenses, a $4.1 million decrease in performance-based compensation expense, and a $1.6 million decrease in travel expenses, partially offset by a $4.6 million increase in computer infrastructure cost.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the six months ended June 30, 2025 compared with the same period in the prior year.

Operating Expenses

	Six Months Ended June 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Research and development	$70,169	$70,344	0%
Sales and marketing	41,040	39,083	5%
General and administrative	50,195	42,315	19%
Depreciation and amortization	3,125	2,982	5%
Restructuring expense	2,937	-	100%
Operating expenses	$167,466	$154,724	8%

Research and Development. R&D expenses remained relatively flat for the six months ended June 30, 2025 compared to the same period in the prior year.

Sales and Marketing. Sales and marketing expenses increased $2.0 million in the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a $1.3 million increase in marketing and campaign programs, a $0.3 million increase in compensation and other personnel related expenses, and a $0.2 million increase in professional fees.

General and Administrative. General and administrative expenses increased $7.9 million in the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a signing bonus of $3.0 million, recruiting fees of $0.7 million, and additional stock compensation expense of $4.1 million for the hiring of our new chief executive officer.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2025 and 2024 was $3.1 million and $3.0 million, respectively.

Restructuring Expense. In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded a restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the six months ended June 30, 2025. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income for the six months ended June 30, 2025 was $137.0 million compared to $125.8 million for the same period in the prior year. Operating margin was 25.6% the first six months of 2025 versus 24.2% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions revenue.

Other Income and Income Taxes

	Six Months Ended June 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Other income, net	$2,052	$1,910	7%
Income tax provision	29,650	21,161	40%

Other income, net. Other income, net increased $0.1 million in the six months ended June 30, 2025 compared to the same period in the prior year primarily due to a $1.2 million increase in foreign currency gains, offset by a $1.0 million decrease in interest income. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency losses of $1.1 million and $1.1 million in the first six months of 2025 and 2024, respectively.

Income tax provision. Our effective income tax rate was 21.3% and 16.6% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the six months ended June 30, 2025 is due to a decrease of excess tax benefits on restricted stock vesting.

Liquidity and Capital Resources

During the first six months of 2025, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2025 included $138.4 million held in the U.S. and $92.2 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $149.3 million and $128.0 million in the six months ended June 30, 2025 and 2024, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2025 increased $21.3 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers.

Cash flow used in investing activities totaled $4.9 million and $4.5 million in the six months ended June 30, 2025 and 2024, respectively. Our investing activities for both the six months ended June 30, 2025 and 2024 consisted of capital spending to support company growth.

Financing activities used cash of $186.6 million and $189.5 million for the six months ended June 30, 2025 and 2024, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the six months ended June 30, 2025 and 2024 totaled $186.6 million and $189.5 million, respectively, including shares withheld for taxes of $37.0 million and $41.1 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of June 30, 2025, our cloud infrastructure obligations are approximately $219.2 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of June 30, 2025, are approximately $28.7 million over the next 7 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first six months of 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.

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
•
risks associated with our use of generative and agentic artificial intelligence;
•
risks associated with large system implementations;
•
possible liability to customers if our products fail;
•
the difficulty of predicting operating results;
•
the possible effects on international commerce of new or increased tariffs, or a “trade war”;
•
the impact of changes in federal government priorities and spending, including on our or our customers' federal government contracts;
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
•
natural disasters, weather events and pandemics, such as the COVID-19 pandemic, or other major public health crises; and
•
and other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as these may be further updated from time to time in subsequent quarterly reports.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. Descriptions of a lawsuit to which we are currently a party is included in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, and are incorporated by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024, as supplemented in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	-	$-	-	$100,000,000
May 1 - May 31, 2025	161,293	188.46	161,293	69,602,376
June 1 - June 30, 2025	101,048	190.00	101,048	50,403,673
Total	262,341		262,341

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 25, 2025	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2025	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)