Form 10-Q
period 2025-09-30
MANHATTAN ASSOCIATES INC
filed 2025-10-24
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 21, 2025, the latest practicable date, is as follows: 60,258,247 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2025

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,555	$266,230
Accounts receivable, net	219,556	205,475
Prepaid expenses and other current assets	42,659	31,559
Total current assets	525,770	503,264

Property and equipment, net	20,050	13,971
Operating lease right-of-use assets	45,734	47,923
Goodwill, net	62,244	62,226
Deferred income taxes	76,374	94,505
Other assets	38,651	35,662
Total assets	$768,823	$757,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,355	$26,615
Accrued compensation and benefits	59,475	72,180
Accrued and other liabilities	23,589	22,275
Deferred revenue	295,903	277,970
Income taxes payable	86	1,264
Total current liabilities	400,408	400,304

Operating lease liabilities, long-term	47,713	47,794
Other non-current liabilities	11,486	10,327

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2025 and 2024	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 60,256,442 and 60,921,191 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	602	609
Retained earnings	338,690	329,439
Accumulated other comprehensive loss	(30,076)	(30,922)
Total shareholders' equity	309,216	299,126
Total liabilities and shareholders' equity	$768,823	$757,551

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$104,852	$86,485	$299,580	$246,873
Software license	1,356	3,762	12,176	9,633
Maintenance	30,492	34,491	97,693	104,736
Services	133,007	137,009	383,033	406,035
Hardware	6,088	4,934	18,521	19,274
Total revenue	275,795	266,681	811,003	786,551
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	119,604	118,269	349,883	356,920
Cost of software license	208	391	711	1,068
Research and development	36,360	34,349	106,529	104,693
Sales and marketing	18,057	16,586	59,097	55,669
General and administrative	24,078	20,308	74,273	62,623
Depreciation and amortization	1,660	1,688	4,785	4,670
Restructuring expense	-	-	2,937	-
Total costs and expenses	199,967	191,591	598,215	585,643
Operating income	75,828	75,090	212,788	200,908
Other income, net	2,604	1,312	4,656	3,222
Income before income taxes	78,432	76,402	217,444	204,130
Income tax provision	19,799	12,621	49,449	33,782
Net income	$58,633	$63,781	$167,995	$170,348

Basic earnings per share	$0.97	$1.04	$2.77	$2.77
Diluted earnings per share	$0.96	$1.03	$2.75	$2.74

Weighted average number of shares:
Basic	60,381	61,169	60,620	61,404
Diluted	60,954	61,948	61,183	62,186

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$58,633	$63,781	$167,995	$170,348
Foreign currency translation adjustment, net of tax	(3,751)	1,734	846	1,018
Comprehensive income	$54,882	$65,515	$168,841	$171,366

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net income	$167,995	$170,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,785	4,670
Equity-based compensation	80,678	70,614
Gain on disposal of equipment	(22)	(131)
Deferred income taxes	17,946	(20,544)
Unrealized foreign currency loss	246	906
Changes in operating assets and liabilities:
Accounts receivable, net	(8,865)	(17,515)
Other assets	(4,311)	(9,688)
Accounts payable, accrued and other liabilities	(18,463)	(13,367)
Income taxes	(9,840)	(7,956)
Deferred revenue	12,271	12,962
Net cash provided by operating activities	242,420	190,299

Investing activities:
Purchase of property and equipment	(10,799)	(5,547)
Net cash used in investing activities	(10,799)	(5,547)

Financing activities:
Repurchase of common stock	(238,187)	(241,150)
Net cash used in financing activities	(238,187)	(241,150)

Foreign currency impact on cash	3,891	609

Net change in cash and cash equivalents	(2,675)	(55,789)
Cash and cash equivalents at beginning of period	266,230	270,741
Cash and cash equivalents at end of period	$263,555	$214,952

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2025
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759
Repurchase of common stock	(240,891)	(2)	(27,124)	(24,423)	-	(51,549)
Restricted stock units issuance	28,932	-	-	-	-	-
Excise tax on net stock repurchases			(453)			(453)
Equity-based compensation	-	-	27,577	-	-	27,577
Foreign currency translation adjustment	-	-	-	-	(3,751)	(3,751)
Net income	-	-	-	58,633	-	58,633
Balance, September 30, 2025 (unaudited)	60,256,442	$602	$-	$338,690	$(30,076)	$309,216

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(1,224,719)	(12)	(79,431)	(158,744)	-	(238,187)
Restricted stock units issuance	559,970	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(1,242)	-	-	(1,242)
Equity-based compensation	-	-	80,678	-	-	80,678
Foreign currency translation adjustment	-	-	-	-	846	846
Net income	-	-	-	167,995	-	167,995
Balance, September 30, 2025 (unaudited)	60,256,442	$602	$-	$338,690	$(30,076)	$309,216

For the Three Months Ended September 30, 2024
Balance, June 30, 2024 (unaudited)	61,245,638	$612	$-	$267,771	$(27,754)	$240,629
Repurchase of common stock	(202,209)	(2)	(23,411)	(28,191)	-	(51,604)
Restricted stock units issuance	29,190	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(442)	-	-	(442)
Equity-based compensation	-	-	23,853	-	-	23,853
Foreign currency translation adjustment	-	-	-	-	1,734	1,734
Net income	-	-	-	63,781	-	63,781
Balance, September 30, 2024 (unaudited)	61,072,619	$610	$-	$303,361	$(26,020)	$277,951

For the Nine Months Ended September 30, 2024
Balance, December 31, 2023 (audited)	61,566,037	$615	$-	$304,701	$(27,038)	$278,278
Repurchase of common stock	(1,007,013)	(10)	(69,452)	(171,688)	-	(241,150)
Restricted stock units issuance	513,595	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(1,157)	-	-	(1,157)
Equity-based compensation	-	-	70,614	-	-	70,614
Foreign currency translation adjustment	-	-	-	-	1,018	1,018
Net income	-	-	-	170,348	-	170,348
Balance, September 30, 2024 (unaudited)	61,072,619	$610	$-	$303,361	$(26,020)	$277,951

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2027 and for interim period reporting beginning in 2028, as required in ASU 2024-03 and further clarified by ASU 2025-01. The Company is currently evaluating the impact that the adoption of these standards will have on its disclosures.

In September 2025, the FASB issued an accounting standard update which amends certain aspects of the accounting for and disclosure for internal-use software costs. The new guidance removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. The new guidance requires an entity to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the guidance but does not expect material changes to results of operations, cash flows, or financial condition.

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

Our cloud contracts with customers can include the sales of SaaS and services. We allocate the transaction price to the distinct performance obligations based on relative standalone selling price ("SSP"). We estimate SSP based on the prices charged to customers, or by using other observable inputs. The selling price of our cloud subscriptions are highly variable. Thus, we estimate SSP for our cloud subscriptions using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Contract Balances

Cloud subscriptions and maintenance for perpetual software licenses are typically billed annually in advance. Timing of invoicing to customers may differ from timing of revenue recognition. Payment terms for our software licenses vary. We have an established history of collecting under the terms of our software license contracts without providing refunds or concessions to our customers. Services are typically billed monthly as performed. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with predictable ways to purchase our software and services, not to provide or receive financing. Additionally, we apply the practical expedient to exclude from consideration any contracts with payment terms of one year or less. We rarely offer terms extending beyond one year.

Deferred revenue represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2025, we recognized $49.8 million and $255.0 million of revenue that was included in the deferred revenue balance as of December 31, 2024. In the three months ended September 30, 2025, we recognized $132.8 million of revenue that was included in the deferred revenue balance as of June 30, 2025.

Remaining Performance Obligations

As of September 30, 2025, approximately $2.1 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of September 30, 2025 and December 31, 2024.

We also adjust accounts receivable with a corresponding adjustment in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was a $0.1 million reduction and $0.1 million addition for the three months ended September 30, 2025 and 2024, respectively, and a $0.5 million reduction and a $1.0 million reduction for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we have reduced our accounts receivable balance by $2.1 million and $2.8 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $45.3 million as of September 30, 2025, of which $34.2 million is included in other assets and $11.1 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $3.0 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and $8.8 million and $7.9 million for the nine months ended September 30, 2025 and 2024, respectively. No impairment losses were recognized during the periods.

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

At September 30, 2025, our cash and cash equivalents were $172.8 million and $90.8 million, respectively. We had neither short-term investments nor long-term investments at September 30, 2025. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2025.

4.
Equity-Based Compensation

We granted 99,649 and 1,273 restricted stock units (RSUs) during the three months ended September 30, 2025 and 2024, respectively, and granted 594,983 and 549,122 RSUs during the nine months ended September 30, 2025 and 2024, respectively.

Equity-based compensation expense related to RSUs was $27.6 million and $23.9 million during the three months ended September 30, 2025 and 2024, respectively, and $80.7 million and $70.6 million during the nine months ended September 30, 2025 and 2024, respectively.

We present below a summary of changes during the nine months ended September 30, 2025 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2024	1,390,238
Granted	594,983
Vested	(559,970)
Forfeited	(37,852)
Outstanding at September 30, 2025	1,387,399

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 25.2% and 16.5% for the three months ended September 30, 2025 and 2024, respectively, and 22.7% and 16.5% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 is due to an increase in uncertain tax position liabilities and a decrease in statute of limitation expiration benefits on uncertain tax positions, partially offset by an increase in benefits for return to provision estimates. The increase in the effective tax rate for the nine months ended September 30, 2025 is also due to an increase in uncertain tax position reserves, a decrease of excess tax benefits on restricted stock vesting, and a decrease in statute of limitation expiration benefits on uncertain tax positions.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended September 30, 2025, there were no material changes to our uncertain tax positions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies international tax provisions. The acceleration of the deduction for domestic research and development expenditures reduces our cash taxes owed for 2025.

6.
Basic and Diluted Net Income Per Share

Basic net income per share is computed using net income divided by the weighted average number of shares of common stock outstanding (“Weighted Shares”) for the period presented.

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares ("CESs") outstanding for each period presented.

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$58,633	$63,781	$167,995	$170,348
Earnings per share:
Basic	$0.97	$1.04	$2.77	$2.77
Effect of CESs	(0.01)	(0.01)	(0.02)	(0.03)
Diluted	$0.96	$1.03	$2.75	$2.74

Weighted average number of shares:
Basic	60,381	61,169	60,620	61,404
Effect of CESs	573	779	563	782
Diluted	60,954	61,948	61,183	62,186

The number of anti-dilutive CESs during the three and nine months ended September 30, 2025 and 2024 was immaterial.

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

Among other proceedings, we are currently party to the lawsuits described below.

Securities Litigation

On February 25, 2025, an alleged Company shareholder filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under that act, based on purported materially false and misleading statements and omissions allegedly made by the defendants between October 22, 2024, and January 28, 2025. The complaint in the Prime Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged Company shareholder filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the defendants between July 24, 2024, and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action were similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On May 2, 2025, the Court consolidated the two actions (the “Consolidated Action”), and on May 23, 2025, the Court appointed the plaintiffs in the City of Orlando Action as the lead plaintiffs in the Consolidated Action. On July 22, 2025, the lead plaintiffs filed their Amended Complaint, in which the securities law violations alleged are the same as those alleged in the original actions and the proposed class period is the same as in the City of Orlando action. The defendants deny the material allegations in the Consolidated Action, which is still in the early stages and has not yet been certified as a class action, and intend to defend themselves vigorously. The defendants filed a motion to dismiss the Consolidated Action on September 22, 2025. The time for lead plaintiffs to respond to the defendants’ motion to dismiss has not yet expired. The Company maintains insurance that may cover defendants’ liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

Derivative Litigation

On September 22, 2025, a purported Company shareholder, Patrick Ayers, filed a shareholder derivative lawsuit, Ayers v. Capel, et al., No. 1:25-cv-05416-TRJ, in the United States District Court for the Northern District of Georgia (the “Ayers Action”). The Ayers Action names certain of the Company’s current and former officers and directors as defendants. The allegations in the Ayers Action overlap substantially with the allegations in the above-referenced Consolidated Action. The Ayers Action assert claims for alleged violations of the federal securities laws, breach of fiduciary duty, waste, and unjust enrichment. On October 14, 2025, the court entered an order staying the Ayers Action pending resolution of the motion to dismiss in the Consolidated Action. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

The Americas segment charges royalty fees to the other segments based on software licenses and cloud subscriptions sold by those reportable segments. The royalties, which totaled approximately $6.5 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $19.4 million and $13.9 million for the nine months ended September 30, 2025 and 2024, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India. Expense related to an unusual health insurance claim is included within "Operating expenses" within the Americas segment for the nine months ended September 30, 2025.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$79,336	$21,272	$4,244	$104,852	$67,708	$16,158	$2,619	$86,485
Software license	834	379	143	1,356	3,112	278	372	3,762
Maintenance	23,648	4,568	2,276	30,492	27,541	4,725	2,225	34,491
Services	96,791	27,718	8,498	133,007	102,616	26,862	7,531	137,009
Hardware	6,050	38	-	6,088	4,875	59	-	4,934
Total revenue	206,659	53,975	15,161	275,795	205,852	48,082	12,747	266,681

Costs and Expenses:
Cost of revenue	$87,819	$25,434	$6,559	119,812	88,997	23,934	5,729	118,660
Operating expenses	71,622	5,474	1,399	78,495	66,422	3,380	1,441	71,243
Depreciation and amortization	1,435	190	35	1,660	1,400	247	41	1,688
Total costs and expenses	160,876	31,098	7,993	199,967	156,819	27,561	7,211	191,591
Operating income	$45,783	$22,877	$7,168	$75,828	$49,033	$20,521	$5,536	$75,090
Interest income				1,007				1,636
Other (loss) income, net				1,597				(324)
Income before income taxes				$78,432				$76,402

	Nine Months Ended September 30,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$230,728	$58,154	$10,698	$299,580	$193,505	$46,030	$7,338	$246,873
Software license	3,192	8,242	742	12,176	7,371	1,126	1,136	9,633
Maintenance	77,349	13,810	6,534	97,693	84,038	13,930	6,768	104,736
Services	278,455	81,256	23,322	383,033	304,200	80,265	21,570	406,035
Hardware	18,156	356	9	18,521	19,005	269	-	19,274
Total revenue	607,880	161,818	41,305	811,003	608,119	141,620	36,812	786,551

Costs and Expenses:
Cost of revenue	254,366	77,777	18,451	350,594	267,797	73,830	16,361	357,988
Operating expenses	218,792	17,073	4,034	239,899	205,455	13,486	4,044	222,985
Depreciation and amortization	4,089	581	115	4,785	3,847	704	119	4,670
Restructuring expense	2,937	-	-	2,937	-	-	-	-
Total costs and expenses	480,184	95,431	22,600	598,215	477,099	88,020	20,524	585,643
Operating income	$127,696	$66,387	$18,705	$212,788	$131,020	$53,600	$16,288	$200,908
Interest income				2,960				4,553
Other income (loss), net				1,696				(1,331)
Income before income taxes				$217,444				$204,130

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of September 30, 2025 and December 31, 2024 (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,515	$1,963	$62,244	$54,766	$5,497	$1,963	$62,226
Long lived assets	88,746	13,379	2,310	104,435	83,517	11,501	2,538	97,556
Total assets	623,226	115,677	29,920	768,823	633,157	102,222	22,172	757,551

We derived revenue from sales to customers outside the United States of approximately $96.6 million and $88.0 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $279.6 million and $260.6 million for the nine months ended September 30, 2025 and 2024, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the nine months ended September 30, 2025. The majority of our software license revenue (over 85% and over 75%) relates to our warehouse management product group for the three and nine months ended September 30, 2025, respectively.

9. Restructuring Expense

In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the nine months ended September 30, 2025 to the Americas segment. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2025.

The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2025 (in thousands):

Restructuring expense	$2,937
Cash payments	(2,937)
Restructuring accrual balance at September 30, 2025	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and nine months ended September 30, 2025, we generated $275.8 million and $811.0 million in total revenue, respectively. The revenue mix for the three months ended September 30, 2025 was: cloud subscriptions 38%; software license 1%; maintenance 11%; services 48%; and hardware 2%. The revenue mix for the nine months ended September 30, 2025 was: cloud subscriptions 37%; software license 2%; maintenance 12%; services 47%; and hardware 2%.

We have three geographic reportable segments: North, Latin and South America (the “Americas”), Europe, the Middle East and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $96.6 million and $279.6 million for the three and nine months ended September 30, 2025, which represents approximately 35% and 34% of our total revenue for the three and nine months ended September 30, 2025, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2025, we employed approximately 4,400 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

We remain cautious regarding the current turbulent global macro environment, which could impact our performance. Our results for the first nine months of 2025 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in alignment with current market demand. We believe this contributes to our strong financial results, higher demand and strong win rates for our solutions for the period. While we are encouraged by our results, we remain cautious regarding the pace of global economic growth. We believe global geopolitical and economic volatility likely will continue to shape customers’ and prospects’ enterprise software buying decisions.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 21% over the same quarter in the prior year. Cloud revenue represents about 96% of our total software revenue. Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2025, approximately 65% and 66% of our total revenue was generated in the United States, respectively; 20% in EMEA in both periods; and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Western Europe; consequently, the health of the U.S. and the Western European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $299.6 million in the nine months ended September 30, 2025 from $246.9 million for the same period in the prior year, representing a 21% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of September 30, 2025, our RPO was approximately $2.1 billion, an increase of 23% over September 30, 2024 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended September 30, 2025, cloud subscriptions revenue totaled $104.9 million or 38% of total revenues. The Americas, EMEA, and APAC segments recognized $79.3 million, $21.3 million, and $4.3 million in cloud subscriptions revenue, respectively, in the three months ended September 30, 2025. In the nine months ended September 30, 2025, cloud subscriptions revenue totaled $299.6 million or 37% of total revenues. The Americas, EMEA, and APAC segments recognized $230.7 million, $58.2 million, and $10.7 million in cloud subscriptions revenue, respectively, in the nine months ended September 30, 2025. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles.

In the three months ended September 30, 2025, license revenue totaled $1.4 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $0.9 million, $0.4 million, and $0.1 million in license revenue, respectively, in the three months ended September 30, 2025. In the nine months ended September 30, 2025, license revenue totaled $12.2 million, or 2% of total revenue. The Americas, EMEA, and APAC segments totaled $3.2 million, $8.3 million, and $0.7 million in license revenue, respectively, in the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, approximately 15% and 50%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 85% and 50%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

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

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2025 totaled $30.5 million, or 11% of total revenue. The Americas, EMEA and APAC segments recognized $23.7 million, $4.6 million, and $2.2 million, respectively, in maintenance revenue in the three months ended September 30, 2025. In the nine months ended September 30, 2025, maintenance revenue totaled $97.7 million, or 12% of total revenue. The Americas, EMEA, and APAC segments totaled $77.4 million, $13.8 million, and $6.5 million in maintenance revenue, respectively, in the nine months ended September 30, 2025. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended September 30, 2025, our services revenue totaled $133.0 million, or 48% of total revenue. The Americas, EMEA, and APAC segments recognized $96.7 million, $27.8 million, and $8.5 million, respectively, in services revenue in the three months ended September 30, 2025. In the nine months ended September 30, 2025, services revenue totaled $383.0 million, or 47% of total revenue. The Americas, EMEA, and APAC segments totaled $278.4 million, $81.3 million, and $23.3 million in services revenue, respectively, in the nine months ended September 30, 2025.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.1 million in the three months ended September 30, 2025 representing 2% of total revenue. For the nine months ended September 30, 2025, hardware revenue totaled $18.5 million, or 2% of total revenue. As a convenience for our cloud and software customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements, pursuant to which we are entitled to purchase hardware products and services at discount prices. We purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and points of sale. Our R&D expenses were $36.4 million and $106.5 million for the three and nine months ended September 30, 2025, respectively.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2025, we generated cash flow from operating activities of $93.1 million and $242.4 million, respectively. Our cash and cash equivalents at September 30, 2025 totaled $263.6 million, with no debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the nine months ended September 30, 2025, we repurchased approximately $199.5 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In October 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

For the remainder of 2025, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2025 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)

Revenue	$275,795	$266,681	$811,003	$786,551
Costs and expenses	199,967	191,591	598,215	585,643
Operating income	75,828	75,090	212,788	200,908
Other income, net	2,604	1,312	4,656	3,222
Income before income taxes	78,432	76,402	217,444	204,130
Net income	$58,633	$63,781	$167,995	$170,348
Diluted earnings per share	$0.96	$1.03	$2.75	$2.74
Diluted weighted average number of shares	60,954	61,948	61,183	62,186

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and nine months ended September 30, 2025 and 2024, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change vs. Prior Year	2025	2024	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	79,336	67,708	17%	230,728	193,505	19%
EMEA	21,272	16,158	32%	58,154	46,030	26%
APAC	4,244	2,619	62%	10,698	7,338	46%
Total cloud subscriptions	$104,852	$86,485	21%	$299,580	$246,873	21%

Software license
Americas	834	3,112	-73%	3,192	7,371	-57%
EMEA	379	278	36%	8,242	1,126	632%
APAC	143	372	-62%	742	1,136	-35%
Total software license	$1,356	$3,762	-64%	$12,176	$9,633	26%

Maintenance
Americas	23,648	27,541	-14%	77,349	84,038	-8%
EMEA	4,568	4,725	-3%	13,810	13,930	-1%
APAC	2,276	2,225	2%	6,534	6,768	-3%
Total maintenance	$30,492	$34,491	-12%	$97,693	$104,736	-7%

Services
Americas	96,791	102,616	-6%	278,455	304,200	-8%
EMEA	27,718	26,862	3%	81,256	80,265	1%
APAC	8,498	7,531	13%	23,322	21,570	8%
Total services	$133,007	$137,009	-3%	$383,033	$406,035	-6%

Hardware
Americas	6,050	4,875	24%	18,156	19,005	-4%
EMEA	38	59	-36%	356	269	32%
APAC	-	-	-	9	-	-
Total hardware	$6,088	$4,934	23%	$18,521	$19,274	-4%

Total Revenue
Americas	206,659	205,852	0%	607,880	608,119	0%
EMEA	53,975	48,082	12%	161,818	141,620	14%
APAC	15,161	12,747	19%	41,305	36,812	12%
Total revenue	$275,795	$266,681	3%	$811,003	$786,551	3%

Operating income:
Americas	45,783	49,033	-7%	127,696	131,020	-3%
EMEA	22,877	20,521	11%	66,387	53,600	24%
APAC	7,168	5,536	29%	18,705	16,288	15%
Total operating income	$75,828	$75,090	1%	$212,788	$200,908	6%

Condensed Consolidated Financial Summary - Third Quarter 2025

•
Consolidated total revenue: $275.8 million for the third quarter of 2025, compared to $266.7 million for the third quarter of 2024;
•
Cloud subscription revenue: $104.9 million for the third quarter of 2025, compared to $86.5 million for the third quarter of 2024;
•
Software license revenue: $1.4 million for the third quarter of 2025, compared to $3.8 million for the third quarter of 2024;
•
Services revenue: $133.0 million for the third quarter of 2025, compared to $137.0 million for the third quarter of 2024;
•
Operating income: $75.8 million for the third quarter of 2025, compared to $75.1 million for the third quarter of 2024;
•
Operating margins: 27.5% for the third quarter of 2025, compared to 28.2% for the third quarter of 2024;
•
Diluted earnings per share: $0.96 for the third quarter of 2025 compared to $1.03 for the third quarter of 2024;
•
Cash flow from operations: $93.1 million in the third quarter of 2025, compared to $62.3 million in the third quarter of 2024;
•
Days sales outstanding: 73 days at September 30, 2025, compared to 70 days at June 30, 2025;
•
Cash: $263.6 million at September 30, 2025, compared to $230.6 million at June 30, 2025;
•
Share repurchases: In the three months ended September 30, 2025, we reduced our shares of common stock outstanding through the repurchase of approximately 0.2 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $49.9 million. In October 2025, our Board of Directors approved replenishing the Company’s remaining share repurchase authority to an aggregate of $100.0 million of our common stock.

Below we discuss our consolidated results of operations for the third quarters of 2025 and 2024.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2025	2024	Prior Year	2025	2024
	(in thousands)

Cloud subscriptions	$104,852	$86,485	21%	38%	33%
Software license	1,356	3,762	-64%	1%	1%
Maintenance	30,492	34,491	-12%	11%	13%
Services	133,007	137,009	-3%	48%	51%
Hardware	6,088	4,934	23%	2%	2%
Total revenue	$275,795	$266,681	3%	100%	100%

Cloud Subscriptions Revenue. In the third quarter of 2025, cloud subscriptions revenue increased $18.4 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $11.7 million, $5.1 million and $1.6 million in the third quarter of 2025, respectively.

Software License Revenue. Software license revenue decreased $2.4 million in the third quarter of 2025 compared to the same quarter in the prior year. The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2025 was over 85% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $4.0 million in the third quarter of 2025 compared to the same quarter in the prior year. Maintenance revenue decreased by $3.9 million for the Americas segment and $0.2 million for the EMEA segment, partially offset by a $0.1 million increase for the APAC segment. Maintenance relates to our perpetual software licenses. The decrease in maintenance revenue for the Americas segment is primarily driven by customer demand for cloud-based solutions over perpetual software licenses.

Services Revenue. Services revenue decreased $4.0 million in the third quarter of 2025 compared to the same quarter in the prior year. Services revenue for the Americas segment decreased $5.8 million, partially offset by $1.0 million and $0.8 million increases for the APAC and EMEA segments, respectively, compared to the same quarter in the prior year. The decrease in services revenue for the Americas segment is primarily driven by customer budgetary constraints that shifted services work to future periods which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in the third quarter of 2025 and 2024 was approximately 77% and 74%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware sales decreased $1.2 million in the third quarter of 2025 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	119,604	118,269	1%
Cost of software license	$208	$391	-47%
Total cost of revenue	$119,812	$118,660	1%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $1.3 million increase in the quarter ended September 30, 2025 compared to the same quarter in the prior year was due to a $3.0 million increase in computer infrastructure cost and $0.5 million increase in travel costs, partially offset by a $1.5 million decrease in performance-based compensation expense and a $0.8 million decrease in compensation and other personnel-related expenses. The decrease in compensation cost is due to our reduction in headcount to align our services capacity with customer demand.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license remained relatively flat in the third quarter of 2025 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended September 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Research and development	$36,360	$34,349	6%
Sales and marketing	18,057	16,586	9%
General and administrative	24,078	20,308	19%
Depreciation and amortization	1,660	1,688	-2%
Operating expenses	$80,155	$72,931	10%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Inventory Optimization, Omnichannel and point-of-sale. R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2025 increased by $2.0 million compared to the same quarter of 2024 principally due to a $1.6 million increase in compensation and other personnel-related expenses.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $1.5 million in the quarter ended September 30, 2025 compared to the same quarter in the prior year primarily due to $0.7 million increase in compensation and other personnel-related expenses and a $0.5 million increase in performance-based compensation expense.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $3.8 million in the current year quarter compared to the same quarter in the prior year primarily due to a $2.6 million increase in compensation and other personnel-related expenses, a $0.6 million increase in other taxes, and a $0.3 million increase in professional fees.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the third quarter of 2025 and 2024 was $1.7 million.

Operating Income

Operating income in the third quarter of 2025 was $75.8 million compared to $75.1 million in the same quarter in the prior year. Operating margin was 27.5% for the third quarter of 2025 versus 28.2% for the same quarter in the prior year. Operating income increased primarily due to increased cloud subscriptions revenue, and operating margin decreased primarily due to increased equity-based compensation expense.

Other Income and Income Taxes

	Three Months Ended September 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Other income, net	$2,604	$1,312	98%
Income tax provision	19,799	12,621	57%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $1.3 million in the third quarter of 2025 compared to the same quarter in the prior year due to a $1.9 million increase in foreign currency gains, partially offset by a $0.6 million decrease in interest income. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $1.6 million in the third quarter of 2025, and $0.3 million of net foreign currency losses in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 25.2% and 16.5% for the quarters ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 is due to an increase in uncertain tax position liabilities and a decrease in statute of limitation expiration benefits on uncertain tax positions, partially offset by an increase in benefits for return to provision estimates.

Condensed Consolidated Financial Summary – First Nine Months of 2025

•
Consolidated revenue: $811.0 million for the nine months ended September 30, 2025 compared to $786.6 million for the nine months ended September 30, 2024.
•
Cloud subscription revenue: $299.6 million for the nine months ended September 30, 2025 compared to $246.9 million for the nine months ended September 30, 2024.
•
Software license revenue: $12.2 million for the nine months ended September 30, 2025, compared to $9.6 million for the nine months ended September 30, 2024.
•
Services revenue: $383.0 million for the nine months ended September 30, 2025, compared to $406.0 million for the nine months ended September 30, 2024.
•
Operating income: $212.8 million for the nine months ended September 30, 2025, compared to $200.9 million for the nine months ended September 30, 2024.
•
Operating margins: 26.2% for the nine months ended September 30, 2025, compared to 25.5% for the nine months ended September 30, 2024.
•
Diluted earnings per share: $2.75 for the nine months ended September 30, 2025 compared to $2.74 for the nine months ended September 30, 2024.
•
Cash flow from operations: $242.4 million for the nine months ended September 30, 2025, compared to $190.3 million for the nine months ended September 30, 2024.
•
Cash: $263.6 million at September 30, 2025, compared to $266.2 million at December 31, 2024.
•
Share repurchases: During the nine months ended September 30, 2025, we reduced our shares of common stock outstanding by approximately 1.7% primarily through the repurchase of approximately 1.0 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $199.5 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2025 and 2024.

Revenue

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2025	2024	Prior Year	2025	2024
	(in thousands)

Cloud subscriptions	$299,580	$246,873	21%	37%	31%
Software license	12,176	9,633	26%	2%	1%
Maintenance	97,693	104,736	-7%	12%	13%
Services	383,033	406,035	-6%	47%	52%
Hardware	18,521	19,274	-4%	2%	3%
Total revenue	$811,003	$786,551	3%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $52.7 million in the nine months ended September 30, 2025 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $37.2 million, $12.1 million and $3.4 million, respectively, in the nine months ended September 30, 2025.

Software License Revenue. Software license revenue increased $2.5 million in the nine months ended September 30, 2025 compared to the same period in the prior year driven by a $7.1 million increase for the EMEA segment, predominately by one contract with an existing customer, partially offset by a $4.2 million and $0.4 million decrease for the Americas and APAC segments, respectively, compared with the same period in the prior year. The license sales percentage mix across our product suite in the nine months ended September 30, 2025 was over 75% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $7.0 million in the nine months ended September 30, 2025 compared to the same period in the prior year. Maintenance revenue decreased by $6.7 million, $0.2 million, and $0.1 million for the Americas, APAC, and EMEA segments, respectively, in the nine months ended September 30, 2025. The decrease in maintenance revenue for the Americas segment is primarily driven by customer demand for cloud-based solutions over perpetual software licenses.

Services Revenue. Services revenue decreased $23.0 million in the nine months ended September 30, 2025 compared to the same period in the prior year. Services revenue for the Americas segment decreased $25.7 million, and the APAC and EMEA segments increased $1.7 million and $1.0 million in the nine months ended September 30, 2025, respectively, compared with the same period in the prior year. The decrease in services revenue for the Americas segment is primarily driven by customer budgetary constraints that shifted services work to future periods which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in nine months ended September 30, 2025 and 2024 was approximately 75% and 74%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue decreased $0.8 million in the nine months ended September 30, 2025 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	349,883	356,920	-2%
Cost of software license	$711	$1,068	-33%
Total cost of revenue	$350,594	$357,988	-2%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $7.0 million decrease in the nine months ended September 30, 2025 compared to the same period in the prior year was principally due to a $7.6 million decrease in compensation and other personnel-related expenses, a $5.6 million decrease in performance-based compensation expense, and a $1.1 million decrease in travel expenses, partially offset by a $7.6 million increase in computer infrastructure cost. The decrease in compensation cost is due to our reduction in headcount to align our services capacity with customer demand.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license decreased $0.4 million in the nine months ended September 30, 2025 compared with the same period in the prior year.

Operating Expenses

	Nine Months Ended September 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Research and development	$106,529	$104,693	2%
Sales and marketing	59,097	55,669	6%
General and administrative	74,273	62,623	19%
Depreciation and amortization	4,785	4,670	2%
Restructuring expense	2,937	-	100%
Operating expenses	$247,621	$227,655	9%

Research and Development. R&D expenses increased $1.8 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily driven by a $2.9 million increase in compensation and other personnel related expenses, partially offset by a $1.3 million decrease in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses increased $3.4 million in the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a $1.3 million increase in marketing and campaign programs, a $1.1 million increase in compensation and other personnel related expenses, and a $0.6 million increase in performance-based compensation expense.

General and Administrative. General and administrative expenses increased $11.6 million in the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a signing bonus of $3.0 million, recruiting fees of $0.8 million, and additional stock compensation expense of $5.2 million for the hiring of our new chief executive officer; and an increase of $2.4 million for compensation and other personnel related expenses.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2025 and 2024 was $4.8 million and $4.7 million, respectively.

Restructuring Expense. In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded a restructuring expense of approximately $2.9 million pretax ($2.2 million after-tax or $0.04 per fully diluted share) in the nine months ended September 30, 2025. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income for the nine months ended September 30, 2025 was $212.8 million compared to $200.9 million for the same period in the prior year. Operating margin was 26.2% the first nine months of 2025 versus 25.5% for the same period in the prior year. Operating income and margin increased primarily due to increased cloud subscriptions revenue.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2025	2024	% Change vs. Prior Year
	(in thousands)

Other income, net	$4,656	$3,222	45%
Income tax provision	49,449	33,782	46%

Other income, net. Other income, net increased $1.4 million in the nine months ended September 30, 2025 compared to the same period in the prior year primarily due to a $3.1 million increase in foreign currency gains, partially offset by a $1.6 million decrease in interest income. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded a net foreign currency gain of $1.7 million in the first nine months of 2025 and $1.5 million of net foreign currency losses in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 22.7% and 16.5% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the nine months ended September 30, 2025 is due to an increase in uncertain tax position reserves, a decrease of excess tax benefits on restricted stock vesting, and a decrease in statute of limitation expiration benefits on uncertain tax positions.

Liquidity and Capital Resources

During the first nine months of 2025, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2025 included $144.5 million held in the U.S. and $119.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $242.4 million and $190.3 million in the nine months ended September 30, 2025 and 2024, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2025 increased $52.1 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers and decrease in cash taxes owed from the acceleration of the deduction for domestic research and development expenditures.

Cash flow used in investing activities totaled $10.8 million and $5.5 million in the nine months ended September 30, 2025 and 2024, respectively. Our investing activities for both the nine months ended September 30, 2025 and 2024 consisted of capital spending to support company growth.

Financing activities used cash of $238.2 million and $241.2 million for the nine months ended September 30, 2025 and 2024, respectively. The principal use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock. Repurchases of our common stock for the nine months ended September 30, 2025 and 2024 totaled $238.2 million and $241.2 million, respectively, including shares withheld for taxes of $38.7 million and $43.0 million, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of September 30, 2025, our cloud infrastructure obligations are approximately $208.2 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of September 30, 2025, are approximately $42.1 million over the next 7 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first nine months of 2025, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.

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
•
the impact of changes in federal government priorities and spending, including on our or our customers’ federal government contracts;
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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

In February and April 2025, two putative securities class action lawsuits were filed against us. Then, on September 22, 2025, a shareholder derivative lawsuit was filed against us. Additional information regarding these matters can be found in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q, which disclosure is incorporated into this Item by reference. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	-	$-	-	$100,000,000
August 1 - August 31, 2025	147,709	214.16	147,709	68,366,943
September 1 - September 30, 2025	85,716	213.66	85,716	50,053,121
Total	233,425		233,425

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 24, 2025	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2025	/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)