Form 10-K
period 2025-12-31
MANHATTAN ASSOCIATES INC
filed 2026-02-04
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025 was $11,791,338,195, which was calculated based upon a closing sales price of $195.00 per share of the Common Stock as reported by the Nasdaq Global Select Market on the same day. As of January 30, 2026, the Registrant had outstanding 59,847,548 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2026 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

MANHATTAN ASSOCIATES, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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
•
general geo-political developments, including political instability, civil unrest, economic sanctions, terrorist activities or international conflicts, such as the wars in Ukraine and the Middle East;

•
natural disasters, weather events, and disease outbreaks, pandemics, or other major public health crises; and
•
other risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K, as there may be updated from time to time in subsequent documents that we file with the Security and Exchange Commission.

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

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory and omnichannel operations for retailers, wholesalers, manufacturers, logistics providers and other organizations. Our customers include many of the world’s premier and most profitable brands. We run our Manhattan Active® applications in the cloud and deliver them as subscription-based software as a service ("SaaS"). Its architecture is highly differentiated among enterprise application providers, particularly within the Omni Channel and Supply Chain categories. We believe our application architecture delivers a versionless yet highly extensible experience for our customers. We offer our customers access to new innovation on a quarterly basis, ensuring all customers are running on a single fully up-to-date codebase. With AI-driven insights and zero downtime updates, Manhattan delivers innovation seamlessly into customer environments without the need for planned maintenance windows.

Manhattan Associates develops modern, cloud-based, supply chain commerce solutions that help our customers in three distinct areas of their business:

•
Supply Chain Execution - We provide companies with the tools needed to manage distribution and optimize transportation costs throughout their entire commercial network. We consolidate all distribution, labor, automation, transportation, and yard management in a unified solution that continuously adapts and scales to our customers’ business needs. Manhattan’s Warehouse Management solutions are widely regarded as industry-leading systems designed to optimize productivity and throughput in distribution centers and warehouses around the world. Our software helps optimize fulfillment models to support our customers across a wide range of channels and fulfillment methods. Likewise, we design our offerings to provide shippers and carriers the most comprehensive transportation management solutions in the market. This includes software to help them move freight via the most cost-effective means possible while also meeting service-level expectations, to model their transportation network, and to automate the procurement-to-pay process.
•
Omnichannel Commerce - Meeting ever-evolving consumer expectations of service, inventory availability, and delivery convenience is a challenge every merchant must meet head on. Manhattan Active® Omni is a first-of-its-kind, unified commerce application for modern retail. Our Omnichannel solutions provide an operating platform for digital commerce, retailers, and wholesale businesses. Comprising Order Management, Store Inventory & Fulfillment, Point of Sale (POS), and Customer Engagement & Service as their core applications, Manhattan provides CRM capabilities for contact center agents, end-to-end process enablement for store associates, and enterprise-wide inventory availability determination, order fulfillment optimization, and POS capabilities.
•
Supply Chain Planning – Manhattan’s supply chain planning solutions enable distributors of finished goods, such as apparel, food, automotive, and pharmaceuticals, to forecast demand and determine when, where, and how much inventory is required to achieve maximum profitability. Manhattan unifies demand forecasting, replenishment, and allocation into a single, real-time planning environment that communicates in real time with warehouse, transportation, order, and store solutions, enabling unified business planning and faster execution.

Manhattan Associates’ Software Solution Portfolios

Our portfolio of solutions is built around holistic-based, technology platform, which provides customers with two major benefits:

•
Industry Leading Feature Function – Manhattan solutions are consistently rated by customers and industry analysts alike as providing the most comprehensive and innovative feature functionality in the market. From warehouse management to POS, our solutions are consistently at the top of the market with respect to configurability, capability and usability. Customers choose Manhattan applications to solve the industry’s most complex supply chain and commerce problems. Our combination of deep domain expertise, an in-house data science and operations research team, and a specialized user experience team combine to differentiate Manhattan solutions.
•
Solution Unification – Manhattan solutions are organized into three groups: omni-channel, supply chain, and inventory. Each one of these groups are engineered to provide cross-application benefit that simplifies and improves operations within those three areas. This approach significantly reduces complexity, maintenance, and application risk for our customers, providing an expanded set of end-to-end capabilities. As complexity continues to grow for our customers, Manhattan provides value by eliminating the need to design, build, and maintain complex system to system integration.

Manhattan’s Supply Chain Solutions are focused on the distribution and transportation operations of the enterprise. There are two main components of Manhattan’s Supply Chain Solutions:

•
Distribution Management - These applications comprise Manhattan’s Warehouse Management Solutions (WMS) commonly used to manage the complexity of the modern distribution center. WMS manages the flow of goods and information across the distribution center. WMS is delivered for new and upgrading customers in the form of Manhattan Active Warehouse Management (MAWM), a versionless, cloud-based application that delivers innovation on a quarterly basis. Manhattan Active WM runs on Google Cloud Platform, is offered exclusively via subscription, and includes state-of-the-art-fulfillment optimization technology, a consumer grade mobile app experience for the associate, and embedded gamification capabilities to improve associate engagement and performance. Manhattan Active WM is fully configurable and technically extensible, meaning customers can build their own componentry to work alongside our base application. Manhattan Active WM also embeds labor management and slotting optimization capabilities. Manhattan’s WMS customers benefit from its embedded warehouse execution system that coordinates the interaction between automation, robotics, and labor for maximum efficiency. Manhattan’s WMS also enables the efficient utilization of a single distribution center for direct-to-consumer, retail replenishment, and high-volume wholesale fulfilment. Our WMS provides the customer the most productive operation that can scale to meet the highest demands during peak season while operating effectively and profitably throughout the course of the year.
•
Transportation Management - Organizations today face a complex transportation environment with ever-changing demands driven by macro-economic trends and governmental regulations. The Manhattan Active Transportation Management Solution (TMS) is designed to help shippers navigate their way through these demands while meeting customer service expectations at the lowest possible freight costs. TMS components include procurement and modeling tools to setup a successful network, along with planning, execution and settlement tools to manage day-to-day transportation requirements. Our TMS can also connect shippers with a network of partners that can increase shipping capacity on an as-needed basis. Manhattan Carrier is a suite of solutions built specifically to help motor carriers optimize load assignments, minimize fuel costs, manage drivers’ hours of service and accommodate demand fluctuations.

Manhattan SCALETM (SCALE)

SCALE is our portfolio of logistics execution solutions built on Microsoft’s .NET® platform. Purpose-built for rapid development and a value-based total cost of ownership, SCALE is targeted toward companies with execution-focused supply chain needs that require speed-to-value, resource-light system configuration and maintenance, and the ability to quickly scale their logistics operations up or down in response to market fluctuations or business requirement changes. SCALE combines the features of Trading Partner Management, Yard Management, Optimization, Warehouse Management, and Transportation Execution.

Because SCALE solutions leverage a common platform, they share common data elements, and each user can access all applications through a single sign-on. Users also can set up “dashboards” that enable easy access to real-time information most relevant to their jobs. SCALE’s ease of deployment, operation, and support make it a popular choice for organizations operating in countries with emerging and developing economies and where technical support resources are limited.

SCALE is delivered as a cloud-based solution on Microsoft’s Azure platform. Through this platform, Manhattan Active SCALE customers receive new capability on an annual basis and enjoy full configurability and elements of technical extensibility even when delivered on Azure. We continue to offer SCALE on premise via perpetual licenses.

Omnichannel Solutions

As omnichannel retail has placed new demands on retailers, it has also created new software solution needs. These range from the ability to leverage inventory across the entire network to meet any demand, to providing store associates and call center representatives the means to take advantage of the available inventory. Our Manhattan Active Omni set of solutions brings together Order Management, Store Inventory & Fulfillment, POS, and Customer Engagement tools into a single application built on a shared, cloud-native, microservices platform. This architecture enables our customers to more easily expand their systems to include more capabilities and quarterly product enhancements while always maintaining their customizations.

•
Enterprise Omnichannel Commerce Solutions - Manhattan’s Omnichannel Commerce solutions are designed to enable our customers to take orders anywhere and fulfill them from anywhere, maximizing sales by leveraging a holistic inventory picture. Our goal is to enable an omnichannel commerce platform that can be tapped into by any selling system—such as webstore, ERP, point-of-sale, call center, and mobile app, to more cost-effectively promise and then meet delivery dates. Manhattan’s Enterprise Inventory builds out a complete inventory availability picture that can be updated in near-real time with feeds from the warehouse, the store and other fulfillment locations in the network. Enterprise Order Management merges this inventory availability data with demand feeds from across the organization to match supply with demand - satisfying customer delivery expectations while striving to maximize revenue and profitability. Finally, Manhattan offers a unique Customer Engagement solution that enables contact center associates to see a holistic view of the customer, including a complete customer sales and interaction history, to better satisfy shopper needs while optimizing potential revenue and profit opportunities through new orders, exchanges or a returns. Manhattan Active Omni now also includes a set of Digital Self-Service capabilities, allowing consumers to manage their orders after they have placed them. For customer service, Manhattan Active® Maven is revolutionizing retail AI-powered agent capabilities with fast, personalized, and highly capable agentic AI assistance that delights customers and boosts productivity.
•
Point of Sale - As the consumer enters the store with more information than ever, it is vital to equip the sales associate with relevant information and capabilities to satisfy their demands. Store solutions available on mobile and fixed stations include POS to process purchase transactions and Customer Engagement to provide the associate with a complete picture of the shopper’s purchase history. Manhattan brings these solutions together on a single mobile platform to enable retailers to offer unparalleled service and convenience for the shopper.
•
Store Inventory and Fulfillment - Most retailers are now looking to leverage store inventory to fulfill e-commerce demand (driving greater sales revenue with less inventory). This requires solutions that can accurately maintain inventory integrity and enable productive, reliable fulfillment. Manhattan’s Store Fulfillment solutions provide store associates with capabilities that power fulfillment experiences like buy online, pickup in store, curbside pickup, same day delivery, and ship from store.

Supply Chain Planning Solutions

Manhattan Active® Supply Chain Planning unifies demand forecasting, replenishment, and allocation into a single, real-time planning solution. This unified approach enables organizations to make coordinated inventory and supply decisions across products, locations, and channels.

Built on the Manhattan Active cloud-native platform, the solution connects planning directly with Manhattan Active execution solutions, including Warehouse Management, Transportation Management, Order Management, and Store Operations, reducing latency between planning and execution and supporting end-to-end supply chain coordination. The ability to accurately forecast demand and project inventory needs is heightened by omnichannel retail requirements that change traditional approaches to inventory management. Manhattan’s Inventory solutions address which products should be carried and the quantity that will be needed at each location by date.

•
Demand Forecasting and Replenishment - Demand forecasting capabilities address complex demand patterns, including slow-moving and intermittent items that can contribute to excess inventory. Replenishment evaluates inventory requirements across locations and channels and supports actions such as inter-location transfers and inventory protection to balance online and in-store demand.
•
Allocation - Allocation is delivered as a native capability within Manhattan Active® Supply Chain Planning. It supports inventory distribution decisions from initial receipt through end-of-season execution, particularly for softlines and apparel. Allocation operates within the same real-time planning environment as forecasting and replenishment, helping maintain alignment across inventory decisions without reliance on batch processes or separate tools.
•
Unified Business Planning – Manhattan Active Supply Chain Planning facilitates unified business planning by enabling coordinated evaluation of demand, inventory, service levels, and cost considerations within a single planning environment. This approach helps organizations align decisions across merchandising, supply chain, and operations and improves the ability to translate plans into executable outcomes.

Technology Platform

Our Manhattan Active Platform is the foundation for our cloud-based products designed to provide “always current” versionless access. The server side full stack runs exclusively on Google Cloud Platform, and end users can access the system from almost any type of device: mobile, tablet, or desktop. We sell our Manhattan Active solutions directly in multi-year cloud subscription arrangements, typically for a period of five years or more, providing clients with regular software updates during the contract period to ensure access to the latest product features and benefiting Manhattan with a predictable and regular revenue stream.

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

We continually invest in artificial intelligence (AI) technology to enhance our functional offerings, with a recent emphasis on Agentic AI advancements. Our AI capabilities are seamlessly embedded across all supply chain execution, planning, and commerce applications, aimed at delivering real-time optimization and value creation. Historically, our AI initiatives have focused on traditional mathematical optimization and machine learning. However, we are now leveraging third-party large language models to unlock value in a broader range of use cases. Looking ahead, we plan to further expand our investments in generative AI, introducing the launch of Manhattan Active® Agents. Our Active Agents add-on module also encompasses Agent Foundry, a way for customers to create their own Agents running as part of the Manhattan Active Platform. These efforts are designed to empower supply chain operators, retailers, and end consumers with AI-driven assistance. We expect our continuing focus on innovation to generate ongoing productivity gains, enhanced user experiences, and increased operational efficiencies.

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

Strategy

Our objective is to extend our position as the leading global supply chain and omnichannel commerce solutions provider for organizations intent on creating and sustaining market advantages through technology-enabled commerce solutions. Our solutions help global distributors, wholesalers, retailers, logistics providers, and manufacturers successfully manage accelerating and fluctuating market demands, as well as master the increasing complexity and volatility of their local and global supply chains. Our solutions are advanced, highly functional, and highly scalable. They are designed to enable organizations to: create customer experiences consistent with their brand values; improve relationships with suppliers, customers, and logistics providers; leverage investments across supply chain functions; effectively generate revenue and manage costs; and meet dynamically changing customer requirements. We believe our solutions are uniquely positioned to holistically optimize the way companies bring together omnichannel, supply chain, and inventory management:

Develop and Enhance Software Solutions. We continue to focus our research and development resources on enhancing our Supply Chain, Omnichannel Commerce and Supply Chain Planning Solutions. We offer what we believe to be the broadest and most richly featured software portfolio in the marketplace. To continually expand functionality and value, we provide enhancements to existing solutions and introduce new solutions to address evolving industry standards and market needs. We identify these opportunities through our Product Management, Professional Services, Customer Support and Account Management organizations, through interactions such as ongoing customer consulting engagements and implementations, sessions with our solution user groups, association with leading industry analyst and market research firms, and participation on industry standards and research committees. Our solutions address needs in various vertical markets, including retail, consumer goods, food and grocery, logistics service providers, industrial and wholesale, high technology and electronics, life sciences and government. We intend to continue to enhance our solutions to meet the dynamic requirements of existing and emerging vertical markets, while embedding Agentic AI capabilities directly into Manhattan Active® products and empowering customers to build their own autonomous, domain‑specific agents through our Manhattan Agent Foundry™.

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

Sales and Marketing

We employ multi-disciplinary sales teams of professionals with industry experience in sales and technical sales support. We generated the majority of our cloud subscription revenue and software license revenue through direct sales. We plan to continue to invest in our sales, services, and marketing organizations within the Americas, EMEA, and APAC, and to pursue strategic marketing partnerships. Our marketing strategy is to promote our brand, differentiate our value proposition, highlight customer success, and generate demand for our offerings. We use multi-channel global marketing programs to reach new prospects and expand relationships with current customers. Our marketing efforts and lead generation activities consist primarily of press and industry analyst relations, customer endorsements, content marketing, digital marketing including social media such as LinkedIn, YouTube, advertising, trade shows, industry events, joint marketing with strategic partners, and targeted lead generation through account-based marketing. We also host our annual Momentum and Exchange user conferences, webinars, demo days, and regional user groups where the Manhattan community comes together to connect on important topics and each other, get inspired to drive their digital transformation, and get educated on Manhattan solutions and offerings.

Our sales cycle typically begins with the generation of a sales lead-through in-house marketing efforts, advertising, targeted promotions, web inquiries, trade show presence, speaking engagements, hosted seminars, or other means of referral — or the receipt of a request for proposal from a prospective customer. We qualify leads and close opportunities through a process that includes telephone-based assessments of requirements, responses to requests for proposals, presentations and product demonstrations, site visits, and reference calls with organizations already using our supply chain solutions, and contract negotiations. Sales cycles vary substantially from opportunity to opportunity, but typically require nine to twelve months.

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

Customers

To date, our customers have been suppliers, manufacturers, distributors, retailers, and logistics providers in a variety of industries. Our top five customers (new or pre-existing) in the aggregate accounted for 10%, 12%, and 11% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. No single customer accounted for more than 10% of our total revenue in 2025, 2024, and 2023.

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
•
Supply chain execution and planning vendors, including Blue Yonder/Panasonic (formerly JDA), E2Open, Infios (formerly Korber, HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
•
POS vendors, including Aptos, Oracle, Jumpmind, Salesforce and others; and
•
Smaller independent companies that have developed or are attempting to develop supply chain execution solutions or planning solutions that apply either globally or in specific countries.

We anticipate ongoing competition from ERP and supply chain management (SCM) applications vendors and from business application software vendors that may broaden their solution offerings by internally developing or acquiring or partnering with independent developers of supply chain planning and execution software. Some of these ERP and other potential competitors have longer operating histories; significantly more financial, technical, marketing, and other resources; greater name recognition; broader solutions; and larger installed bases of customers than us. To the extent that ERP and SCM vendors or other large competitors develop or acquire systems with functionality comparable or superior to ours, their larger customer bases, long-standing customer relationships, and ability to offer broader solutions outside the scope of supply chain could create significant competitive advantage for them. It also is possible that new competitors or alliances among current or new competitors could emerge to win significant market share. Increased competition could result in price reductions, fewer customer orders, reduced earnings and margins, and loss of market share. In turn, this could have a material adverse effect on our business, results of operations, cash flow, and financial condition.

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

International Operations: Segments

We have three reportable segments based on geographic location: North and Latin America (“the Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). For further information on our segments, see Note 8 of the Notes to our Consolidated Financial Statements. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2025, we employed approximately 2,600 employees in our international operations.

Proprietary Rights

We rely on a combination of copyright, patent, trade secret, trademark and trade dress laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products, processes, and technology. We have registered trademarks for Manhattan Associates and the Manhattan Associates logo, as well as a number of our products and features. Generally, we enter into confidentiality and assignment-of-rights agreements with our employees, consultants, customers and potential customers and limit access to, and distribution of, our proprietary information. We provide our SaaS services and license our proprietary products to our customers under services contracts and license agreements that we believe contain appropriate use and other restrictions in order to try to best protect our ownership of our services and products and our proprietary rights and to protect our revenue potential. However, despite our efforts to safeguard and maintain our proprietary rights, we cannot ensure that we will successfully deter misappropriation, unintended disclosure or independent third-party development of our technology or our proprietary rights or information. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of our software solutions exists, as is the case with any software company, piracy could become a problem. Further, to the extent that we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced, our efforts to protect our proprietary rights may be ineffective. Whether we seek to enforce our proprietary rights in the U.S. or abroad, our efforts, including litigation to enforce our rights, can result in substantial costs and diversion of resources, and such efforts, or our failure to succeed in such efforts, could have a material adverse effect on our business, financial condition, results of operations or cash flows, regardless of the final outcome.

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

Employees and Human Capital Management

At Manhattan, employees are our most-valued asset and are the key to our success. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia. As of December 31, 2025, we employed approximately 4,370 employees worldwide.

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

Talent Acquisition, Retention, and Engagement: We employ several strategies for attracting, retaining, and engaging our talented workforce. To build a steady and diverse pipeline of talent, we have a robust in-house recruiting program, which includes campus recruiting focused on colleges and universities with leading supply chain, engineering, and computer science programs. Further, we promote diverse candidate pools, including individuals with disabilities and veterans, and through recruiting efforts at historically black colleges and universities (HBCUs) and schools with a high percentage of women and minorities enrolled in engineering and computer science programs.

To attract and retain employees, we provide competitive compensation and benefits programs, employee recognition, career development opportunities, and access to continual growth through online learning platforms, external training, and in-house live training.

To further employee enrichment and engagement, we periodically survey our employees regarding their engagement levels. We use these survey results to determine how we can continue to create work environments that enable and energize our employees and to develop a positive culture. None of our U.S. employees are subject to a collective bargaining agreement; our employees in both France (approximately 175 employees) and the Netherlands (approximately 100 employees) are represented by employee works councils. Globally, we have experienced no work stoppages, and we believe our relations with our employees are strong.

Social Responsibility: At Manhattan, we provide opportunities for our employees to take a full day each year to give back to their communities. We call this our Manhattan Purpose™ day. We also give our employees multiple opportunities to serve through community partnerships that we cultivate through our Manhattan Connect™ program.

Career Development: Through MPOWER™, our performance management program, each employee is empowered to drive their career and gain meaningful experiences. Through automated feedback tools and one-on-one meetings with leaders, employees receive guidance and support to enhance their performance and professional development. We prioritize continuous learning for our employees, offering diverse learning opportunities for skill enhancement and growth.

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

Risks Related to Our Business

Our future revenue is dependent on continuing sales from cloud subscriptions, which in turn drive sales of professional services. We are dependent on our new customers as well as our large installed customer base to purchase additional cloud subscriptions and professional services from us. Our ability to continue to grow revenues from our cloud solutions depends upon a number of factors, including the quality and functionality of our platform, our ability to design our cloud solutions to meet customer demand, our ability to attract new customers, and our ability to increase sales from existing customers. In future periods customers may discontinue the cloud subscriptions and in turn may not purchase additional professional services from us. If our customers decide to discontinue the cloud subscription, or if they reduce the scope of their professional services agreements, our revenue could decrease significantly, and that could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Our liability to clients may be substantial if our systems fail, which could adversely impact our business, results of operations, cash flow, and financial condition. Our products are often critical to the operations of our customers’ businesses and provide benefits that may be difficult to quantify. If our products fail to function as required—which, as described in more detail in other risk factors, could be due to software bugs, cloud hosting service failures, security breaches, faulty implementations, risks associated with our use of generative and agentic artificial intelligence, or other reasons—we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Defending a lawsuit, regardless of its merit, could be costly and divert management’s time and attention. Although we maintain general liability insurance and error and omissions coverage, these coverages may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us. In addition, our insurer may disclaim coverage as to any future claim. If claims exceeding the available insurance coverage are successfully asserted against us, or our insurer imposes premium increases or large deductibles or co-insurance requirements on us, then our business, results of operations, cash flow, and financial condition could be adversely affected.

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

Our use of generative and agentic artificial intelligence (“AI”) tools may expose us to operational, compliance or other risks, which could adversely impact our business, results of operations, cash flow and financial condition, and subject us to legal liability. We use generative and agentic AI tools in our business for external purposes (e.g., as additional features to our software products) and for internal purposes (e.g., to support our operations and improve the day-to-day performance of our employees), and these tools are mostly developed and marketed by third-party vendors. The use of generative and agentic AI within our business inherently carries a broad range of risks typical to emerging technologies, and requires an investment of resources in the development and integration of the technology. These investments may be costly and could impact our operating results as we continue to incorporate generative and agentic AI into our products and services.

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

However, because the use of generative and agentic AI tools in business environments is a relatively novel development, the extent of benefits, risks, and liabilities attached to it are still unknown. We have identified the following main risks related to our use of AI tools:

•
Protection of our proprietary rights. Our developers may use, in limited instances, generative and agentic AI tools to support their computer code writing activities for our proprietary software products. According to recent decisions of governmental entities and courts (such as the U.S. Copyright Office and U.S. Court of Appeals for the Federal Circuit), U.S. copyright is limited to protecting works created by human authors. Many other jurisdictions around the world follow the same approach. We may therefore face challenges in obtaining U.S. copyright or other intellectual property rights worldwide on certain parts of our products that were developed using generative and agentic AI tools (for further information regarding this risk, see the risk factor entitled “Our failure to adequately protect our proprietary rights could adversely impact our business, results of operations, cash flow, and financial condition”).
•
AI adoption-related risk. As we include generative and agentic AI features in our software products, some of our customers, especially those in highly regulated industries, may be reluctant or unwilling to use generative and agentic AI products. Accordingly, their reluctance to do so could reduce or delay customer adoption, and this may adversely affect our business, results of operations, and financial condition.
•
Operational risks. Our use of third-party generative and agentic AI tools exposes us to greater risks related to the quality of our products (for further information regarding this risk, see the risk factor entitled “Our ability to sell our cloud solutions is highly dependent on the quality of our services offerings, and our failure to offer high quality services could adversely impact our business, results of operations, cash flow, and financial condition”). For example:
•
Generative and agentic AI features embedded in our software products may create incomplete, inaccurate, unwanted or offensive outputs and may cause our software products not to operate as expected, and this could result in customer dissatisfaction or potential claims related to product performance (for further information regarding this risk, see the risk factor entitled “Our software may contain undetected errors or “bugs” causing harm to our reputation, which could adversely impact our business, results of operations, cash flow, and financial condition”);
•
Our use of third-party generative and agentic AI tools to power features of our software products may impair our ability to correct defects or cure unavailability in a timely manner because we have no control over our third-party vendors’ operations and infrastructure (for further information regarding this risk, see the risk factor entitled “We incorporate third-party software in our solutions, the failure or unavailability of which could adversely affect our ability to sell, support, and service our products”).
•
Cybersecurity and Third-Party Rights. Generally, because we mainly use generative and agentic AI tools that are developed by third-party vendors, we have lesser control over the further use or distribution of any content we may share or create via these third-party tools. In addition, the vendors of these tools may fail to comply with their contractual obligations to us, or not provide warranties, indemnities or other remedies, regarding the confidentiality or security of this content. Further, our use of generative and agentic AI tools to generate computer code may present additional security risks because the generated source code may contain security vulnerabilities. As a result, our sensitive information or that of our employees or customers could be leaked or disclosed, or other IT security incidents may arise (for further information regarding this risk, see the risk factor entitled “If our data protection or other security measures are compromised and, as a result, our data, our customers’ data or our IT systems are accessed improperly, made unavailable, or improperly modified, our products and services may be perceived as vulnerable…”). In addition, we have little insight into, and no control over, the content used or provided by third-party vendors to train their generative and agentic AI tools. For example, there is ongoing litigation over whether the use of copyrighted materials to train AI models is lawful, however the impact of its outcome on our ability to use certain generative and agentic AI tools is unknown. Further, the AI generative and agentic tools used by third party vendors could also generate content that infringes upon or misappropriates other third-party intellectual property rights. This risk is intensified by the current trend of entities seeking patents and other intellectual property protections in AI to gain a competitive edge.
•
Regulatory risks. Several jurisdictions around the globe, including in Europe and the U.S. (at state and federal level), have proposed or already enacted legislative frameworks governing the development, use and marketing of AI tools, including the European Union’s AI Act and the Colorado AI Act. We expect other jurisdictions will adopt similar regulations. Additionally, certain privacy laws may apply to our use of generative and agentic AI tools (such as a data subject’s right to have a precise view of how their personal data are processed). These legal requirements may make it harder for us to conduct our business using AI (especially third-party AI tools), lead to regulatory fines or penalties, require us to change our business practices, or prevent or limit our use of AI tools, which in turn, may lead our business to be less efficient, or us to be at a competitive disadvantage (for further information regarding this risk, see the risk factor entitled “Our technology must be advanced if we are to remain competitive”).

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
•
Supply chain execution and planning vendors, including Blue Yonder/Panasonic (formerly JDA), E2Open, Korber (formerly HighJump), SAS Institute, the Sterling Commerce division of IBM, Relex, and others;
•
POS vendors, including Aptos, Oracle, Jumpmind, Salesforce and others; and
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

Risks Related to Laws and Regulations

Adverse litigation results could affect our business. From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business, and occasionally legal proceeding not in the ordinary course. Litigation can be lengthy, expensive and disruptive to our operations, and can divert our management’s attention away from running our core business. The results of any litigation also cannot be predicted with certainty. In February and April 2025, two putative securities class action lawsuits were filed against us. Then, on September 22, 2025, a shareholder derivative lawsuit was filed against us. Additional information regarding these legal matters can be found in Note 5 to our Consolidated Financial Statements. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

The effects of a disease outbreak, pandemic, or other major public health crisis could materially adversely affect our business, results of operations and financial condition. For example, in March 2020, the World Health Organization declared the outbreak of the COVID-19 pandemic. The disease spread throughout the world, prompting governmental and private authorities to implement measures to contain the pandemic, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. A future disease outbreak, pandemic, or other public health crisis, and related remedial measures, could adversely impact our results from operations, financial condition, liquidity and cash flows in numerous ways, including but not limited to:

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

A decrease in revenues could also negatively affect our liquidity, as we primarily rely on cash generated from operating activities for our liquidity needs. Compounding this issue, a disease outbreak, pandemic, or other public health crisis may make outside capital less available or more expensive.

Fires or other catastrophic events at our principal facilities could disrupt our business. Fires, natural disasters, weather events, political or civil unrest, terrorist acts, disruptions in critical infrastructure or other catastrophic events, particularly those affecting our Atlanta headquarters or India research and development center, may cause damage or disruption to our operations, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, weather events, political unrest, fire, power shortages and other disruptions of critical infrastructure, health crises or pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers.

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

Integration into Overall Risk Management System or Processes. Our risk management systems and processes comprise numerous components, including published policies and procedures, risk detection systems, tools, and protocols (automated and human), internal and external independent auditing, management committee review, defined lines of communications, employee training, engagement of outside advisors and experts, assessment and utilization of both commercial and self-insurance opportunities, customer contract standardization where possible, legal review of vendor engagements and new products for regulatory compliance, regular operations reviews with the CEO, and Board (and Board Committee) oversight. Manhattan utilizes the foregoing systems and processes to best ensure effective management of our risks and associated cybersecurity threats. The SD, Global Security, or their designee, reports to the full Board at least quarterly on the status of our Cyber Program.

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

Risks from Cybersecurity Threats—Likely Material Impact. See Item 1A, "Risk Factors—Risks Related to Our Intellectual Property and Cybersecurity." Based upon the information that we have as of the end of the year covered by this report, we do not believe that we have experienced any material cybersecurity incidents.

Item 2. Properties

Our principal administrative, sales, marketing, support, and research and development facility is located in approximately 209,000 square feet of modern office space in Atlanta, Georgia. We have an additional office in the United States under a short-term agreement in New Jersey.

We also occupy facilities outside of the United States under multi-year lease agreements in the United Kingdom, the Netherlands, France, China, Japan, Spain, Singapore, India, Australia, and Germany. We also occupy offices under a short-term lease agreement in Chile and Italy. We believe our office space is adequate to meet our immediate needs; however, we may expand into additional facilities in the future.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. Descriptions of a lawsuit to which we are currently a party is included in Note 5 to the consolidated financial statements in Part I, Item 8 of this annual report on Form 10-K, and are incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “MANH”. The number of registered shareholders of record of our common stock as of January 30, 2026 was 13. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business, including share repurchases.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section, and shall not be deemed incorporated by reference into any of our other filings under the Securities Act of 1933, (the “Securities Act”) or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

The following graph compares Manhattan's annual percentage change in cumulative total return on common shares over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ Computer Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares. No cash dividends have been declared on shares of Manhattan common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. The data for the graph was provided to us by Zacks Investment Research, Inc.

Stock performance Graph Data Points for fiscal year ended December 31:

	2020	2021	2022	2023	2024	2025
Manhattan Associates, Inc.	100	147.83	115.41	204.66	256.83	164.69
NASDAQ Composite	100	122.18	82.43	119.22	154.48	187.14
NASDAQ Computer Index	100	137.86	88.54	147.39	200.98	258.44

Equity Compensation Plan Information

In the following table, we provide information regarding our current equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights(1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,396,941	$0.00	1,763,469
Equity compensation plans not approved by security holders	-	-	-
Total	1,396,941	-	1,763,469

(1) The weighted average exercise price does not take into account outstanding restricted stock unit awards, which have no exercise price.

You may find additional information regarding our equity compensation plans in Note 2 of the Notes to our Consolidated Financial Statements.

Purchase of Equity Securities

In the following table, we provide information regarding our common stock repurchases under our publicly-announced share repurchase program for the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	132,596	$188.54	132,596	$75,000,351
November 1 - November 30, 2025	181,616	176.73	181,616	42,903,033
December 1 - December 31, 2025	101,713	175.97	101,713	25,004,149
Total	415,925		415,925

During the year ended December 31, 2025, we repurchased a total of 1,451,019 shares at an average price per share of $189.20 under our publicly-announced share repurchase program. In January 2026, our Board of Directors replenished the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

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

This section of our Annual Report on Form 10-K discusses our financial condition, results of operations, and liquidity and capital resources for the fiscal years ended December 31, 2025 and 2024, and year-to-year comparisons between fiscal 2025 and fiscal 2024 in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). A discussion of our financial condition, results of operations, and liquidity and capital resources for the fiscal year ended December 31, 2024 and 2023 and year-to-year comparisons between fiscal 2024 and fiscal 2023 that is not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 7, 2025.

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
•
hardware sales.

In 2025, we generated $1,081.4 million in total revenue, with a revenue mix of: cloud subscriptions 38%; software license 1%; maintenance 12%; services revenue 47%; and hardware 2%.

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue is based on the location of the sale. Our international revenue was approximately $373.5 million and $346.2 million for the years ended December 2025 and 2024, respectively, which represents approximately 35%, and 33% of our total revenue for the years ended December 2025 and 2024, respectively, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At December 31, 2025, we employed approximately 4,370 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, our results for the full year ended December 31, 2025 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For 2026, our five strategic goals continue to be:

•
Focus on customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active suite of cloud solutions;
•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 21% over 2024. Cloud revenue now represents about 96% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In 2025, we generated approximately 65% of our total revenue in the United States, 20% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that over 80% of every supply chain software solutions dollar invested is spent in North America and Europe; consequently, the health of the U.S. and European economies have a meaningful impact on our financial results.

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

In January 2026, the International Monetary Fund (IMF) provided a World Economic Outlook (WEO) update. The WEO update noted, “Global growth is projected at 3.3 percent in 2026 and 3.2 percent in 2027: rates similar to the estimated 3.3 percent outturn in 2025. Global headline inflation is expected to decline from an estimated 4.1 percent in 2025 to 3.8 percent in 2026 and further to 3.4 percent in 2027. The inflation projections are also broadly unchanged from those in October and envisage inflation returning to target more gradually in the United States than in other large economies.”

The WEO update projected advanced economies, which represent our primary revenue markets, would grow at about 2.4 and 2.0 percent in 2026 and 2027, while the emerging and developing economies would grow at about 4.2 percent in 2026 and 4.1 percent in 2027.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased from $337.2 million in 2024 to $408.1 million in 2025, representing a 21% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of December 31, 2025, our RPO was approximately $2.2 billion, an increase of 25% over December 31, 2024 on strong demand.

Revenue

Cloud Subscriptions and Software License revenue: In the full year ended December 31, 2025, cloud subscriptions revenue was 96% of total cloud and software license revenue. In 2025, cloud subscriptions revenue totaled $408.1 million, or 38% of total revenue. The Americas, EMEA, and APAC segments recognized $313.0 million, $80.1 million and $15.0 million in cloud subscriptions revenue, respectively, in 2025. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. Approximately 56% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed during 2025 was with new customers and 44% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In 2025, license revenue totaled $14.8 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $5.6 million, $8.4 million, and $0.8 million in license revenue, respectively, in 2025.

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

Maintenance Revenue: Our maintenance revenue totaled $130.0 million, or 12% of total revenue. The Americas, EMEA and APAC segments recognized $102.4 million, $19.0 million, and $8.6 million, respectively, in maintenance revenue in 2025. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue: In 2025, our services revenue totaled $503.0 million, or 47% of total revenue. The Americas, EMEA, and APAC segments recognized $364.7 million, $107.5 million, and $30.8 million, respectively.

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

Hardware Revenue: Our hardware revenue, which we recognize net of related costs, totaled $25.4 million in 2025 representing 2% of total revenue. As a convenience for our cloud and perpetual license customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations and POS. Our R&D expenses for the years ended December 2025 and 2024 were $145.1 million and $137.7 million, respectively.

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

Cash Flow and Financial Condition

For 2025, we generated cash flow from operating activities of $389.5 million and have generated a cumulative total of $930.7 million for the three years ended December 31, 2025. Our cash at December 31, 2025 totaled $328.7 million, with no debt. We currently have no credit facilities. During the past three years, our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition for 2025, we repurchased $274.5 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In January 2026, our Board of Directors replenished the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

In 2026, we expect that our priorities for use of cash will continue to be investments in our Unified Omnichannel Commerce and Digital Supply Chain solutions. We also anticipate prioritizing capital allocation in our global teams to fund growth, and accretive share repurchases. We do not anticipate any borrowing requirements in 2026 for general corporate purposes.

Full Year 2025 Financial Summary

•
Consolidated revenue: $1,081.4 million for 2025 compared to $1,042.4 million for 2024;
•
Cloud subscription revenue: $408.1 million for 2025 compared to $337.2 million for 2024;
•
License revenue: $14.8 million for 2025 compared to $15.1 million for 2024;
•
Services revenue: $503.0 million for 2025 compared to $525.5 million for 2024;
•
Diluted earnings per share: $3.60 for 2025 compared to $3.51 for 2024;
•
Operating income: $279.8 million for 2025 compared to $261.6 million for 2024;
•
Operating margins: 25.9% for 2025 compared to operating margins of 25.1% for 2024;
•
Cash flow from operations: $389.5 million for 2025 compared to $295.0 million for 2024;
•
Cash paid for income taxes: $47.3 million for 2025 compared to $83.4 million for 2024;
•
Cash and investments: $328.7 million at December 31, 2025 compared to $266.2 million at December 31, 2024; and
•
Share repurchases: In 2025, we repurchased 1,451,019 shares of Manhattan Associates’ outstanding common stock for $274.5 million under the share repurchase program approved by our Board of Directors. In January 2026, our Board of Directors replenished the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

Results of Operations

In the following table, we present a selection of certain Statement of Income data for 2025 and 2024.

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Revenue:
Cloud subscriptions	$408,138	$337,203	21%
Software license	14,819	15,085	-2%
Maintenance	129,972	138,304	-6%
Services	503,044	525,517	-4%
Hardware	25,419	26,243	-3%
Total revenue	1,081,392	1,042,352	4%
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	471,405	469,659	0%
Cost of software license	934	1,321	-29%
Research and development	145,062	137,689	5%
Sales and marketing	81,175	75,976	7%
General and administrative	93,762	89,810	4%
Depreciation and amortization	6,317	6,301	0%
Restructuring expense	2,937	-	NA
Total costs and expenses	801,592	780,756	3%
Income from operations	$279,800	$261,596	7%
Operating margin	25.9%	25.1%

We have three reportable segments: the Americas, EMEA, and APAC. Revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments including research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all research and development costs, including the costs associated with our operations in India. During 2025 and 2024, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating profit by segment:

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Revenue:
Cloud subscriptions
Americas	$312,992	$264,331	18%
EMEA	80,161	62,779	28%
APAC	14,985	10,093	48%
Total cloud subscriptions	408,138	337,203	21%

Software license
Americas	5,641	12,251	-54%
EMEA	8,407	1,376	511%
APAC	771	1,458	-47%
Total software license	14,819	15,085	-2%

Maintenance
Americas	102,415	110,751	-8%
EMEA	18,935	18,349	3%
APAC	8,622	9,204	-6%
Total maintenance	129,972	138,304	-6%

Services
Americas	364,731	389,550	-6%
EMEA	107,531	107,384	0%
APAC	30,782	28,583	8%
Total services	503,044	525,517	-4%

Hardware
Americas	24,647	25,603	-4%
EMEA	762	635	20%
APAC	10	5	100%
Total hardware	25,419	26,243	-3%

Total Revenue
Americas	810,426	802,486	1%
EMEA	215,796	190,523	13%
APAC	55,170	49,343	12%
Total revenue	$1,081,392	$1,042,352	4%

Operating income:
Americas	$167,571	$167,343	0%
EMEA	88,073	72,496	21%
APAC	24,156	21,757	11%
Total operating income	$279,800	$261,596	7%

The consolidated results of our operations for the years ended December 2025 and 2024 are discussed below.

Revenue

Our revenue consists of fees generated from cloud subscriptions, software licensing, maintenance, professional services, and hardware sales.

	Year Ended December 31,
				% of Total Revenue
	2025	2024	% Change	2025	2024
	(in thousands)
Cloud subscriptions	$408,138	$337,203	21%	38%	32%
Software license	14,819	15,085	-2%	1%	1%
Maintenance	129,972	138,304	-6%	12%	13%
Services	503,044	525,517	-4%	47%	51%
Hardware	25,419	26,243	-3%	2%	3%
Total revenue	$1,081,392	$1,042,352	4%	100%	100%

Cloud Subscriptions Revenue

Cloud subscriptions revenue increased $70.9 million to $408.1 million in 2025 compared to 2024. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue increased $48.7 million, $17.3 million and $4.9 million for the Americas, EMEA, and APAC segments, respectively. Cloud subscriptions revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 8% and 2% of total cloud revenue in 2025 and 2024, respectively. Our contracts with first time cloud customers for multi-year subscriptions typically increase in scope and price over the term, and thus revenue recognized during the year when the contract is signed tends to be small relative to the total contract value. Revenue recognized in the initial year excludes revenue from additional solutions sold to the customer in future years and could be impacted by the timing of the start date of the subscription during the year.

Software License Revenue

Software license revenue decreased $0.3 million to $14.8 million in 2025 compared to 2024 on strong market preference for our cloud-native solutions. License revenue for the Americas and APAC segments decreased $6.6 million and $0.7 million, respectively, while license revenue for the EMEA segment increased $7.0 million in 2025 over 2024. The majority of our software license revenue relates to our warehouse management product group (approximately 80%) for the year ended December 31, 2025.

Maintenance Revenue

Maintenance revenue decreased by $8.3 million in 2025 compared to 2024. The Americas and APAC segments decreased $8.3 million and $0.6 million, respectively, compared to 2024, while the EMEA segment increased $0.6 million. Maintenance relates to our perpetual software licenses. The decrease in maintenance revenue for the Americas segment is primarily driven by customer demand for cloud-based solutions over perpetual software licenses.

Services Revenue

Services revenue decreased $22.5 million in 2025 compared to 2024. Service revenue for the Americas segment decreased $24.8 million, while services revenue for the EMEA and APAC segments increased $2.2 million and $0.1 million, respectively, compared to 2024. The decrease in services revenue for the Americas segment is primarily driven by customer budgetary constraints that shifted services work to future periods which negatively impacted our professional services revenue related to cloud subscriptions. The percentage of professional services revenue that relates to cloud subscriptions in 2025 and 2024 was approximately 75%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software. Professional services revenue recognized from first time cloud customers (defined as customers with no prior cloud subscriptions) during the year in which their initial cloud subscription began was approximately 7% of total services revenue in 2025 and 2024, respectively. As with our cloud subscriptions, customers often continue to purchase our professional services beyond their initial implementation to roll out additional locations, implement additional features and functionality, and implement additional products, as well as for general support. Professional services revenue recognized from first time cloud customers excludes those services we provided after the year in which the initial cloud subscription began. Further, the professional services revenue attributable to first time cloud customers could be affected by the timing of the start date of the subscription during the year.

Hardware Revenue

Hardware revenue, net decreased $0.8 million in 2025 compared to 2024. The majority of hardware sales are derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Cost of cloud subscriptions, maintenance and services	$471,405	$469,659	0%
Cost of software license	$934	$1,321	-29%
Total cost of revenue	$472,339	$470,980	0%

Cost of Cloud Subscriptions, Maintenance and Services

Cost of cloud subscriptions, maintenance and services consists primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services related to perpetual software licenses; and professional and technical services as well as hosting fees. The $1.7 million increase in 2025 compared to 2024 was principally due to a $10.6 million increase in computer infrastructure cost, partially offset by a $5.5 million decrease in compensation and other personnel-related expenses, a $2.5 million decrease in performance-based compensation expense, and a $0.8 million decrease in travel expense.

Cost of Software License

Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. In 2025, cost of license decreased $0.4 million, compared to 2024.

Operating Expenses

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Research and development	$145,062	$137,689	5%
Sales and marketing	81,175	75,976	7%
General and administrative	93,762	89,810	4%
Depreciation and amortization	6,317	6,301	0%
Restructuring expense	2,937	-	NA
Operating expenses	$329,253	$309,776	6%

Research and Development

Our principal research and development (R&D) activities during 2025 and 2024 focused on the expansion and integration of new products and releases, including cloud solutions, while expanding the product footprint of our Unified Omnichannel Commerce and Digital Supply Chain solutions, including Inventory Optimization and point-of-sale.

For 2025 and 2024, we did not capitalize any R&D costs as the period between determining technological feasibility was established or that it is probable the software product would be used to perform the function intended were insignificant.

R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our research and development activities. Research and development expenses in 2025 increased by $7.4 million compared to 2024. This increase is principally due to a $7.4 million increase in compensation and other personnel-related expenses.

Sales and Marketing

Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased by $5.2 million in 2025 compared to 2024, primarily due to a $2.6 million increase in compensation and other personnel-related expense, a $1.1 million increase in marketing and campaign expenses, a $0.9 million increase in performance-based compensation expense, and a $0.3 million increase in travel expense.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. General and administrative expenses increased $4.0 million in 2025 due to a $3.0 million signing bonus, $0.8 million in recruiting fees, and $6.5 million of stock compensation expense related to the hiring of our new chief executive officer; a $5.4 million increase in compensation and other personnel-related expenses, a $1.5 million increase in professional expense, and a $0.8 million increase in office expense, partially offset by a $13.8 million decrease in expense related to an unusual health insurance claim as the final payment was much lower than the cost estimates previously provided by our health insurance provider.

Depreciation and Amortization

Depreciation and amortization of intangibles and software expense amounted to $6.3 million in 2025 and 2024, respectively. Amortization of intangibles was immaterial in 2025 and 2024. We have recorded acquisition-related intangible assets as part of the purchase accounting associated with various acquisitions.

Restructuring expense

In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded restructuring expense of approximately $2.9 million for the year ended December 31, 2025 to the Americas segment. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.

Operating Income

Operating income in 2025 increased $18.2 million to $279.8 million, compared to $261.6 million for 2024. Operating margins were 25.9% for 2025 versus 25.1% for 2024. Operating income and margin increased primarily due to increased cloud subscriptions. In 2025, operating income increased by $0.2 million, $15.6 million, and $2.4 million in the Americas, EMEA and APAC segment, respectively.

Other Income and Income Taxes

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Other income, net	$6,094	$5,218	17%
Income tax provision	65,946	48,450	36%

Other (Loss) Income, net

Other (loss) income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Interest income was $4.4 million and $6.0 million for 2025 and 2024, respectively. The weighted-average interest rate earned on cash and investments was approximately 1% in 2025 and approximately 2% in 2024. We recorded net foreign currency gains of $1.7 million in 2025 and losses of $1.0 million in 2024. The foreign currency gains and losses mainly resulted from gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the British Pound Sterling, Euro, and Indian Rupee.

Income Tax Provision

Our effective income tax rates were 23.1% and 18.2% in 2025 and 2024, respectively. Our effective income tax rate takes into account the source of taxable income, domestically by state and internationally by country, and available income tax credits.

The effective tax rate in 2025 increased from 2024 mainly due to a decrease of excess tax benefits on restricted stock vesting in 2025, an increase in executive compensation limitations, and an increase in tax contingency reserves.

The income tax provision for 2025 and 2024 included excess tax benefits of $6.1 million and $13.1 million on vesting of restricted stock.

Liquidity and Capital Resources

During 2025 and 2024, we funded our business through cash generated from operations. Our cash and cash equivalents as of December 31, 2025 included $226.6 million held in the U.S. and $102.1 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would no longer be subject to additional U.S. income taxes on such earnings due to the enactment of the Tax Cuts and Jobs Act in December 2017, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $389.5 million and $295.0 million in 2025 and 2024, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for 2025 increased $94.5 million compared to 2024 due to the timing of cash collections from our customers and decrease in cash taxes owed from the acceleration of the deduction for domestic research and development expenditures. Days sales outstanding was 73 and 74 for quarter ending December 2025 and 2024, respectively, reflecting solid cash collections.

Investing activities used cash of $15.5 million and $8.7 million in 2025 and 2024, respectively. Our investing activities for 2025 and 2024 consisted of capital spending to support company growth and short-term investing.

Financing activities used cash of $315.2 million and $286.4 million in 2025 and 2024, respectively. The principal use of cash for financing activities in 2025 and 2024 was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock and excise tax payments. Repurchases of our common stock for 2025 and 2024 totaled $315.2 million and $286.4 million, respectively, including shares withheld for taxes of $39.0 million and $43.6 million, respectively. Excise tax payments totaled $1.6 million and $1.1 million in 2025 and 2024, respectively. In January 2026, our Board of Directors replenished the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. In 2026, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and in our business to extend our market leadership. We will also continue to weigh our share repurchase options against cash for acquisitions and investing in the business. At this time, we do not anticipate any borrowing requirements in 2026 for general corporate purposes.

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

Aggregate Contractual Obligations

Our principal commitments as of December 31, 2025 consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of December 31, 2025, our cloud infrastructure contractual obligations are approximately $202.7 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our contractual obligations, as of December 31, 2025, are approximately $37.0 million over the next 7 years. We expect to fulfill all of these commitments from our working capital.

Lease Commitments

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates ranging from 2025 to 2036. Rent expense for these leases aggregated $10.1 million and $9.3 million during 2025 and 2024, respectively.

In the following table, we present a summary of our contractual commitments as of December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating Lease Obligations	$85,010	$11,590	$11,296	$10,843	$7,498	$6,680	$37,103

Indemnities

Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our services and products infringe third party intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of these options is reasonably feasible, (iii) terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the Financial Accounting Standards Board's guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2025.

Warranties

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. If necessary, we would reserve for the estimated cost of product and service warranties based on specific warranty claims and claims history. However, we have not incurred significant recurring expense under our services or product warranties. As a result, we believe the estimated fair value of our warranty obligations is nominal, and we have no liabilities recorded for them as of December 31, 2025.

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

Nature of Products and Services

Cloud subscriptions include software as a service (“SaaS”) and hosting arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized over the contract period as the service is provided.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Business

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Our international operations currently include business activity out of offices in the Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, and the United Kingdom. When the U.S. dollar strengthens against a foreign currency, the value of our sales and expenses in that currency converted to U.S. dollars decreases. When the U.S. dollar weakens, the value of our sales and expenses in that currency converted to U.S. dollars increases. We recognized foreign exchange losses of $1.7 million in 2025, compared to losses of $1.0 million in 2024, and losses of $1.5 million in 2023. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” in our Consolidated Statements of Income. A fluctuation of 10% in the period end exchange rates at December 31, 2025 relative to the U.S. dollar would have resulted in a change of approximately $5.9 million in the reported foreign currency loss.

Interest Rates

We currently invest our cash and cash equivalents in a variety of financial instruments, including taxable floating rate obligations in money market funds and certificate of deposits with original maturities of less than three months when purchased. These investments are mainly denominated in U.S. dollars. Cash balances in foreign currencies overseas, except for India, are derived from business operations. Our operations in India are funded by the U.S. operations. At December 31, 2025, our cash and cash equivalents balances totaled $328.7 million, of which all is highly liquid.

Investments in both fixed rate and floating rate interest-earning instruments carry interest rate risks. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. The weighted-average interest rate of return on cash equivalents and short-term investments was approximately 1% and 2% for the years ended December 31, 2025 and 2024, respectively. The fair value of cash equivalents held at December 31, 2025 and 2024 was $72.6 million and $93.8 million, respectively. Based on the average cash equivalents and short-term investments outstanding during 2025 and 2024, increases or decreases in the rates of return of 25 basis points would result in increases or decreases to interest income of approximately $0.7 million and $0.7 million from the reported interest income for 2025 and 2024, respectively.

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

As of the end of the Company’s 2025 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2025, has audited the Company’s internal control over financial reporting as of December 31, 2025 and has issued a report regarding the Company’s internal control over financial reporting appearing on page 43, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer

February 4, 2026

/s/ Dennis B. Story
Dennis B. Story
Executive Vice President, Chief Financial Officer, and Treasurer

February 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Manhattan Associates, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Manhattan Associates, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

February 4, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Manhattan Associates, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Manhattan Associates, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 4, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter on the account or disclosure to which it relates.

Revenue Recognition - Identification of Performance Obligations
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised products and services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services.

The Company enters into contracts with its customers that may include promises to transfer software as a service offering and professional services. The correct identification of performance obligations for customer contracts which include multiple performance obligations has a significant impact upon the timing and pattern of revenue recognition.

Auditing management’s identification of the performance obligations for these customer contracts was challenging due to the extent of effort required.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's identification of the performance obligations in a customer contract.

Our audit procedures included, among others, reading a sample of executed contracts to assess management’s evaluation of significant terms including the identification of the performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 4, 2026

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue:
Cloud subscriptions	$408,138	$337,203	$254,612
Software license	14,819	15,085	18,206
Maintenance	129,972	138,304	143,936
Services	503,044	525,517	487,869
Hardware	25,419	26,243	24,102
Total revenue	1,081,392	1,042,352	928,725
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	471,405	469,659	429,263
Cost of software license	934	1,321	1,351
Research and development	145,062	137,689	126,814
Sales and marketing	81,175	75,976	74,490
General and administrative	93,762	89,810	81,174
Depreciation and amortization	6,317	6,301	5,752
Restructuring expense	2,937	-	-
Total costs and expenses	801,592	780,756	718,844
Operating income	279,800	261,596	209,881
Interest income	4,389	6,029	5,304
Other income (loss), net	1,705	(811)	(1,514)
Income before income taxes	285,894	266,814	213,671
Income tax provision	65,946	48,450	37,103
Net income	$219,948	$218,364	$176,568

Basic earnings per share	$3.64	$3.56	$2.86
Diluted earnings per share	$3.60	$3.51	$2.82

Weighted average number of shares:
Basic	60,473	61,303	61,817
Diluted	61,054	62,183	62,608

The accompanying notes are an integral part of these Consolidated Statements of Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$219,948	$218,364	$176,568
Foreign currency translation adjustment, net of tax	(8)	(3,884)	494
Comprehensive income	$219,940	$214,480	$177,062

The accompanying notes are an integral part of these Consolidated Statements of Comprehensive Income.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current Assets:
Cash and cash equivalents	$328,747	$266,230
Accounts receivable, net	214,679	205,475
Income taxes receivable	6,723	5,194
Prepaid expenses	27,036	22,224
Other current assets	6,153	4,141
Total current assets	583,338	503,264

Property and equipment, net	23,120	13,971
Operating lease right-of-use assets	50,443	47,923
Goodwill	62,244	62,226
Deferred income taxes	75,900	94,505
Other assets	44,343	35,662
Total assets	$839,388	$757,551

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,182	$26,615
Accrued compensation and benefits	69,309	72,180
Accrued and other liabilities	26,570	22,275
Deferred revenue	337,049	277,970
Income taxes payable	803	1,264
Total current liabilities	455,913	400,304

Operating lease liabilities, long-term	56,180	47,794
Other non-current liabilities	12,530	10,327

Commitments and contingencies (Note 5)

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 59,845,291 and 60,921,191 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	598	609
Retained earnings	345,097	329,439
Accumulated other comprehensive loss	(30,930)	(30,922)
Total shareholders' equity	314,765	299,126
Total liabilities and shareholders' equity	$839,388	$757,551

The accompanying notes are an integral part of these Consolidated Balance Sheets.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities:
Net income	$219,948	$218,364	$176,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,317	6,301	5,752
Equity-based compensation	111,263	93,206	71,571
(Gain) loss on disposal of equipment	(21)	(133)	57
Deferred income taxes	18,342	(28,689)	(28,844)
Unrealized foreign currency (gain) loss	(253)	(380)	1,280
Changes in operating assets and liabilities:
Accounts receivable, net	(3,583)	(26,702)	(13,084)
Other assets	(14,729)	(4,157)	(10,925)
Accounts payable, accrued and other liabilities	(229)	1,248	18,123
Income taxes	319	(6,242)	(1,416)
Deferred revenue	52,096	42,187	27,136
Net cash provided by operating activities	389,470	295,003	246,218

Investing activities:
Purchases of property and equipment	(15,457)	(8,675)	(4,730)
Net cash used in investing activities	(15,457)	(8,675)	(4,730)

Financing activities:
Purchase of common stock	(315,162)	(286,366)	(196,047)
Net cash used in financing activities	(315,162)	(286,366)	(196,047)

Foreign currency impact on cash	3,666	(4,473)	(163)

Net change in cash and cash equivalents	62,517	(4,511)	45,278
Cash and cash equivalents at beginning of period	266,230	270,741	225,463
Cash and cash equivalents at end of period	$328,747	$266,230	$270,741

Supplemental disclosures of cash flow information:
Cash paid for taxes	$47,271	$83,403	$67,376

The accompanying notes are an integral part of these Consolidated Statements of Cash Flows.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2022	62,191,570	$621	$-	$253,711	$(27,532)	$226,800
Repurchase of common stock	(1,246,231)	(12)	(70,457)	(125,578)	-	(196,047)
Restricted stock units issuance	620,698	6	(6)	-	-	-
Excise tax accrued	-	-	(1,108)	-	-	(1,108)
Equity-based compensation	-	-	71,571	-	-	71,571
Foreign currency translation adjustment	-	-	-	-	494	494
Net income	-	-	-	176,568	-	176,568
Balance, December 31, 2023	61,566,037	615	-	304,701	(27,038)	278,278
Repurchase of common stock	(1,164,563)	(11)	(91,620)	(193,626)	-	(285,257)
Restricted stock units issuance	519,717	5	(5)	-	-	-
Excise tax accrued	-	-	(1,581)	-	-	(1,581)
Equity-based compensation	-	-	93,206	-	-	93,206
Foreign currency translation adjustment	-	-	-	-	(3,884)	(3,884)
Net income	-	-	-	218,364	-	218,364
Balance, December 31, 2024	60,921,191	609	-	329,439	(30,922)	299,126
Repurchase of common stock	(1,642,760)	(16)	(109,273)	(204,290)	-	(313,579)
Restricted stock units issuance	566,860	5	(5)	-	-	-
Excise tax accrued	-	-	(1,985)	-	-	(1,985)
Equity-based compensation	-	-	111,263	-	-	111,263
Foreign currency translation adjustment	-	-	-	-	(8)	(8)
Net income	-	-	-	219,948	-	219,948
Balance, December 31, 2025	59,845,291	598	-	345,097	(30,930)	314,765

The accompanying notes are an integral part of these Consolidated Statements of Shareholders’ Equity.

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

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

Our operations are in North and South America (the “Americas"), Europe (EMEA), and the Asia Pacific (APAC) region. The Americas operation are conducted through the Parent Company, Manhattan Associates, Inc., and its wholly-owned subsidiary, Manhattan Associates Chile Spa. Our European and Asia Pacific operations are conducted through wholly owned subsidiaries within their respective geographies. We occasionally sell our products and services in other countries, such as countries in Latin America, Eastern Europe, Middle East, and Asia, through our direct sales channel as well as various reseller channels.

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

Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We recognized foreign exchange gains of $1.7 million in 2025, compared to losses of $1.0 million in 2024, and gains of $1.5 million in 2023. Foreign exchange rate transaction gains and losses are classified in “Other (loss) income, net” on the Consolidated Statements of Income.

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

Our sales are primarily to companies located in the United States, Europe and Asia. We perform periodic credit evaluations of our customers’ financial condition and do not require collateral. Accounts receivable are due principally from large U.S., European and Asia Pacific companies under stated contract terms. Accounts receivable, net as of December 31, 2025 for the Americas, EMEA, and APAC segments were $152.8 million, $52.9 million, and $9.0 million, respectively. Accounts receivable, net as of December 31, 2024 for the Americas, EMEA, and APAC segments were $144.8 million, $50.6 million, and $10.1 million, respectively. Our top five customers in aggregate accounted for 10%, 12%, and 11% of total revenue recognized for the year ended December 31, 2025 (“2025”), the year ended December 31, 2024 (“2024”), and the year ended December 31, 2023 (“2023”), respectively. No single customer accounted for more than 10% of revenue in 2025, 2024, and 2023, or more than 10% of accounts receivable as of December 31, 2025 and 2024.

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

At December 31, 2025, the Company’s cash and cash equivalents were $256.1 million and $72.6 million, respectively. Cash equivalents consist of highly liquid money market funds of $51.3 million and certificates of deposit of $21.3 million. For money market funds, we use quoted prices from active markets that are classified as Level 1, the highest level of observable input in the disclosure hierarchy framework. The Company had no investments at December 31, 2025.

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

Nature of Products and Services

Cloud subscriptions include software as a service (“SaaS”) and hosting arrangements which provide customers with the right to use our software within a cloud environment that we provide and manage where the customer does not have the right to take possession of the software without significant penalty. SaaS and hosting revenues are recognized over the contract period as the service is provided.

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

Deferred revenue mainly represents amounts collected prior to having fully satisfied cloud subscriptions, maintenance and professional services performance obligations. $277.0 million of revenue that was included in the deferred revenue balance as of December 31, 2024 was recognized in 2025.

No revenue was recognized in 2025 from performance obligations that were satisfied in prior periods.

Remaining Performance Obligations

As of December 31, 2025, approximately $2.2 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million and $0.9 million as of December 31, 2025 and 2024, respectively.

We also reduce accounts receivable with a corresponding reduction in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was $0.6 million, $1.6 million, and $4.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, we have reduced our accounts receivable balance by $1.9 million and $2.8 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commissions for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $51.2 million as of December 31, 2025, of which $39.5 million is included in other assets and $11.7 million is included in prepaid expenses. Deferred commissions were $42.4 million as of December 31, 2024, of which $31.8 million is included in other assets and $10.6 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying consolidated statement of operations. Amortization of sales commissions in 2025, 2024, and 2023 was $12.0 million, $10.6 million, and $9.8 million respectively. No impairment losses were recognized during 2025, 2024, and 2023.

Property and Equipment

Property and equipment is recorded at cost and consists of furniture, computers, other office equipment, and leasehold improvements. We depreciate the cost of furniture, computers, and other office equipment on a straight-line basis over their estimated useful lives (three to five years for office equipment, seven years for furniture and fixtures). Leasehold improvements are depreciated over the lesser of their useful lives or the term of the lease. Depreciation and amortization expense for 2025, 2024, and 2023 was approximately $6.3 million, $6.3 million, and $5.8 million, respectively, and was included in “Depreciation and amortization” in the Consolidated Statements of Income. Amortization expense on intangible assets in 2025, 2024, and 2023 was immaterial.

Property and equipment, at cost, consist of the following (in thousands):

	December 31,
	2025	2024
Office equipment	$38,479	$41,208
Furniture and fixtures	7,567	5,596
Leasehold improvement	31,761	26,396
Property and equipment, gross	77,807	73,200
Less accumulated depreciation	(54,687)	(59,229)
Property and equipment, net	$23,120	$13,971

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

Impairment of Long-Lived Assets

We review the values assigned to long-lived assets, including property and equipment and certain intangible assets, to determine whether events and circumstances have occurred which indicate that the remaining estimated useful lives may warrant revision or that the remaining balances may not be recoverable. If such events and circumstances exist, undiscounted cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. During 2025, 2024, and 2023, we did not recognize any impairment expense associated with our long-lived or intangible assets.

The evaluation of asset impairment requires management to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment, and actual results may differ from assumed and estimated amounts.

Goodwill and Impairment of Goodwill

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net identified tangible and intangible assets and liabilities acquired. We evaluate goodwill for impairment on at least an annual basis. During 2025 and 2024, we did not recognize any impairment expense associated with our goodwill. We do not have any accumulated impairment loses as of 2025. Goodwill was $62.2 million at the end of both years ended December 31, 2025 and 2024.

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

We applied the simplified goodwill impairment test for 2025, that permits companies to perform a qualitative assessment based on economic, industry and company-specific factors as the initial step in the annual goodwill impairment test for all or selected reporting units. Based on the results of the qualitative assessment, companies are only required to perform Step 1 of the annual impairment test for a reporting unit if the company concludes that it is not more likely than not that the unit’s fair value is less than its carrying amount. To the extent we conclude that it is more likely than not that a reporting unit’s estimated fair value is less than its carrying amount, the two-step approach is applied. The first step would require a comparison of each reporting unit’s fair value to the respective carrying amount. If the carrying amount exceeds the fair value, a second step is performed to measure the amount of impairment loss, if any. We did not identify any macroeconomic or industry conditions as of December 31, 2025, that would indicate that the fair value of the reporting units were more likely than not to be less than their respective carrying values. If circumstances change or events occur to indicate that it is more likely than not that the fair value of any reporting units have fallen below their carrying amount, we would record an impairment expense based on that difference. We performed our periodic goodwill impairment review as of December 31, 2025 and 2024, and did not identify any impairment as a result of the review.

Guarantees and Indemnities

We account for guarantees in accordance with the guarantee accounting topic in the FASB Codification. Our customer contracts generally contain infringement indemnity provisions. Under those provisions, we generally agree, subject to certain exceptions, to indemnify, defend, and hold harmless the customer in connection with third party claims against the customer alleging that the customer’s use of our services and products in compliance with their license infringe the third party’s patent, copyright, or other intellectual property rights. Conditions to our obligations generally include that we are provided the right to control the defense of the claims and, in general, to control settlement negotiations. Those provisions generally provide also that, if the customer is prevented from using our services or products because of a third party infringement claim, our sole obligation (in addition to the indemnification, defense, and hold harmless obligation referred to above) is to, at our expense, (i) procure for the customer the right to continue to use the services or products, (ii) replace or modify the services or products so that the customer’s use does not infringe, or, if neither of these options is reasonably feasible, (iii) terminate that particular services or products and provide, as applicable, a refund of services fees paid for services not received or a refund of the unamortized portion of the license fees paid for the products (based on a five year amortization period). Our customer contracts sometimes also require us to indemnify, defend, and hold harmless the customer in connection with death, personal injury or property damage claims made by third parties with respect to actions of our personnel or contractors. The indemnity obligations contained in our customer contracts generally have no specified expiration date and no specified monetary limitation on liability, but they do not cover indirect or consequential damages, such as our customers’ lost revenues or profits. We have not previously incurred costs to settle claims or pay awards under these indemnification obligations. We account for these indemnity obligations in accordance with the Financial Accounting Standards Board's guidance on accounting for contingencies and record a liability for these obligations when a loss is probable and reasonably estimable. We have not recorded any liabilities for these indemnification obligations as of December 31, 2025, or 2024.

In general, in our customer contracts for purchase of our cloud SaaS services or license of our on-premises software products, we warrant that our services or software will perform in accordance with our published services or product specifications. Additionally, we may include other warranties such as “no-malware” warranties and warranties that we will perform our SaaS services consistent with generally accepted industry standards or similar standards. In our SaaS services agreements, we also include service level agreements (SLAs) under which we agree to provide service credits to our customers if our services availability drops below certain defined levels. We also warrant to our customers that services will be performed consistent with generally accepted industry standards or specific service levels through completion of the agreed upon services. If necessary, we will provide for the estimated cost of product and service warranties based on specific warranty claims history. However, we have not incurred significant recurring expenses under product or service warranties. As a result, we believe the estimated fair value of these agreements is nominal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2025 and 2024.

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

Diluted net income per share is computed using net income divided by Weighted Shares and the treasury stock method effect of common equivalent shares (CES) outstanding for each period presented. In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Net income	$219,948	$218,364	$176,568
Earnings per share:
Basic	$3.64	$3.56	$2.86
Effect of CESs	(0.04)	(0.05)	(0.04)
Diluted	$3.60	$3.51	$2.82

Weighted average number of shares:
Basic	60,473	61,303	61,817
Effect of CESs	581	880	791
Diluted	61,054	62,183	62,608

The number of anti-dilutive CESs in 2025, 2024, and 2023 was immaterial.

Accumulated Other Comprehensive Income

Comprehensive income includes net income and foreign currency translation adjustments that are excluded from net income and reflected in shareholders’ equity. The entire accumulated other comprehensive income balance as of December 31, 2025 and 2024 represents foreign currency translation adjustments.

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

Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We recognize tax benefits only when it is more likely than not that they will be sustained on audit, and measure them at the largest amount greater than 50% likely to be realized. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our statement of financial position and our statements of income. Our assumptions, judgments, and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Equity-Based Compensation

We account for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. See Note 2 for further information.

Advertising Costs

We expense advertising costs as incurred. Advertising expense was $2.0 million in 2025, $1.8 million in 2024, and $2.4 million in 2023.

Retirement of Repurchased Shares

We immediately retire shares repurchased pursuant to any share repurchase program. We allocate the share purchase price in excess of par value between additional paid-in capital and retained earnings.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The updated accounting guidance, among other things, requires additional disclosure primarily related to the income tax rate reconciliation and income taxes paid. We have adopted the new accounting guidance within our income tax disclosures in Note 3.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure for internal-use software costs, which removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 requires an entity to capitalize software costs when: (1) Management has authorized and committed to funding the software project and (2) It is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the new guidance but does not expect material changes to results of operations, cash flows, or financial condition.

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

A maximum of 4,500,000 shares are available for grant under the amended 2020 Plan. Each stock option, stock appreciation right, restricted stock, or restricted stock unit granted is counted against the maximum share limitation as one share. Options and stock appreciation rights cannot have a term exceeding seven years. As of December 31, 2025, there were 1,763,469 shares available for issuance under the 2020 Plan. The 2020 Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to interpret the provisions thereof.

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

Restricted Stock Unit Awards

We present below a summary of changes in unvested units of restricted stock during 2025:

	Number of Units	Grant Date Fair Value
Outstanding at January 1, 2025	1,390,238	$155.61
Granted	612,631	246.49
Vested	(566,860)	150.65
Forfeited	(39,068)	177.84
Outstanding at December 31, 2025	1,396,941

The Company recorded equity-based compensation expense related to restricted stock and RSUs (collectively “restricted stock awards”) of $111.3 million, $93.2 million, and $71.6 million in 2025, 2024, and 2023, respectively. The total fair value of restricted stock awards vested in 2025, 2024, and 2023, based on market value at the vesting dates was $115.2 million, $127.1 million, $85.2 million, respectively. The weighted average grant-date fair value of RSUs granted during fiscal year 2025, 2024, and 2023 was $246.49, $201.54, and $127.51, respectively. As of December 31, 2025, unrecognized compensation cost related to unvested RSU totaled $144.4 million and is expected to be recognized over a weighted average period of approximately 2.3 years. We recognize forfeitures of equity-based payments as they occur.

During the year ended December 31, 2025, the Company granted 364,411 RSUs that have performance-based vesting criteria, which are tied to our financial performance. The performance-based RSUs granted in 2025 related to 2025 employee awards and 2024 above-target employee awards. As of December 31, 2025, the associated equity-based compensation expense has been recognized for the portion of the award attributable to the 2025 performance criteria.

3. Income Taxes

We are subject to future federal, state, and foreign income taxes and have recorded net deferred tax assets on the Consolidated Balance Sheets at December 31, 2025 and 2024. Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. We present below significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accounts receivable	$646	$835
Accrued liabilities	10,808	13,373
Equity-based compensation	18,687	16,568
Capitalized R&D costs	59,550	73,364
Accrued sales taxes	274	265
Operating lease liabilities	13,910	10,206
State tax credits	2,958	3,222
Foreign subsidiary net operating losses	61	-
Tax credit - foreign	5,564	6,112
Valuation allowance	(3,442)	(2,853)
	109,016	121,092
Deferred tax liabilities:
Intangible Assets	7,440	7,395
Depreciation	2,836	150
Deferred commissions	10,705	9,032
Operating lease right-of-use assets	11,880	9,992
Other	255	18
	33,116	26,587
Net deferred tax assets	$75,900	$94,505

We present below income from domestic and foreign operations before income tax expense for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$263,439	$240,871	$193,727
Foreign	22,455	25,943	19,944
Total	$285,894	$266,814	$213,671

We present below cash paid for taxes for U.S. federal, U.S. state, and foreign operations for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$31,155	$64,759	$49,725
State	12,170	12,370	12,473
Foreign
India	2,549	3,319	3,210
Other	1,397	2,955	1,968
	$47,271	$83,403	$67,376

The components of our income tax provision for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$28,729	$54,761	$46,497
State	11,322	12,627	10,911
Foreign	7,553	9,751	8,539
	$47,604	$77,139	$65,947
Deferred:
Federal	16,566	(23,777)	(23,116)
State	2,883	(3,796)	(3,132)
Foreign	(1,107)	(1,116)	(2,596)
	18,342	(28,689)	(28,844)
Total	$65,946	$48,450	$37,103

We currently have a tax holiday in India under the Special Economic Zone Act through March 2029. As a result of this holiday, we had pre-tax income of approximately $18.3 million, for the year ended December 31, 2025, $9.1 million of which was not subject to tax. The impact on diluted earnings per share if the income had been fully taxable would have been a decrease of $0.05 per share in 2025.

We have tax credit carry-forwards of approximately $3.7 million available to offset future state tax. These tax credit carry-forwards expire in 2028 to 2036. These credits represent a deferred tax asset of $3.0 million after consideration of the federal benefit of state tax deductions. We have foreign operating loss carry-forwards of approximately $0.1 million available to offset future foreign tax, which expire in 2030. A valuation allowance of $2.0 million has been established for these credits because the ability to use them is not more likely than not. We also have a tax credit carry-forward of approximately $5.6 million available to offset future foreign tax. This tax credit carryforward begins expiring in 2037.

The Company asserts permanent reinvestment on undistributed foreign earnings. The undistributed earnings and profits are considered previously taxed income and would not be subject to U.S. income taxes upon repatriation of those earnings, in the form of dividends. As the undistributed earnings and profits are considered to be permanently reinvested, no provision for local withholdings taxes have been provided, however, upon repatriation of those earnings, in the form of dividends, we could be subject to additional local withholding taxes.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant changes to U.S. corporate tax provisions of the Tax Cuts and Jobs Act. Notably, it allows an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies international tax provisions. The acceleration of the deduction for domestic research and development expenditures reduces our cash taxes owed for 2025 and 2026.

We present below a summary of the items that cause recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Statutory federal income tax rate:	$60,038	21.0%	$56,031	21.0%	$44,871	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect*	11,351	4.0	8,354	3.1	7,722	3.7
Other State	710	0.2	544	0.2	81	-
Foreign Tax Effects
India
Income subject to tax holiday	(4,244)	(1.5)	(3,917)	(1.5)	(4,185)	(2.0)
Other	2,544	0.9	2,930	1.1	1,345	0.6
Other foreign jurisdictions	476	0.2	238	0.1	360	0.2
Effect of Changes in Tax Rates or Laws Enacted in Current Period	(165)	(0.1)	(52)	-	(3,782)	(1.8)
Effect of Cross Border-Tax Laws
Foreign Derived Intangible Income	(10,255)	(3.6)	(9,380)	(3.5)	(7,743)	(3.6)
Other	1,016	0.4	934	0.3	800	0.4
Tax Credits
Research and development tax credits	(5,729)	(2.0)	(4,846)	(1.8)	(5,332)	(2.5)
Nontaxable or Nondeductible Items
Non-deductible equity compensation	3,836	1.3	3,671	1.4	2,380	1.1
Tax benefit of equity compensation	(6,080)	(2.1)	(13,104)	(4.9)	(6,800)	(3.2)
Employee compensation limitation	9,698	3.4	7,449	2.8	7,210	3.4
Other	204	0.1	199	0.1	160	0.1
Changes in Unrecognized Tax Benefits	2,379	0.8	(533)	(0.2)	(688)	(0.3)
Other Adjustments	167	0.1	(68)	-	704	0.3
Effective Tax	$65,946	23.1%	$48,450	18.2%	$37,103	17.4%

* State taxes in the following jurisdictions made up the majority (greater than 50 percent) of the tax effect in this category:
California, Pennsylvania, New Jersey, Massachusetts

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023

Unrecognized tax benefits at January 1,	$(9,149)	$(9,688)	$(10,532)
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during a prior period	(376)	(147)	(425)
Gross amount of decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	1,456	32	908
Gross amount of increases in unrecognized tax benefits as a result of tax positions taken during the current period	(6,559)	(1,996)	(2,182)
Reductions to unrecognized tax benefits relating to settlements with taxing authorities	-	16	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	2,509	2,634	2,543
Unrecognized tax benefits at December 31,	$(12,119)	$(9,149)	$(9,688)

Our unrecognized tax benefits totaled $12.1 million and $9.1 million as of December 31, 2025 and 2024, respectively. Included in these amounts are unrecognized tax benefits totaling $11.2 million and $8.5 million as of December 31, 2025 and 2024, respectively, which, if recognized, would affect the effective tax rate.

We recognize potential accrued interest and penalties related to unrecognized tax benefits within our global operations in income tax expense. For the years ended December 31, 2025, 2024 and 2023, the Company recognized the following income tax expense: $0.5 million, $0.6 million, and $0.1 million, respectively, for the potential payment of interest and penalties. Accrued interest and penalties were $0.8 million and $1.3 million for the years ended December 31, 2025 and 2024. We conduct business globally and, as a result, file income tax returns in the United State federal jurisdiction and in many state and foreign jurisdictions. We are generally no longer subject to U.S. federal, state, and local, or non-US income tax examinations for the years before 2015. Due to the expiration of statutes of limitations in multiple jurisdictions globally during 2027, the Company anticipates it is reasonably possible that unrecognized tax benefits may decrease by $1.6 million.

4. Shareholders’ Equity

During 2025, 2024, and 2023, we purchased 1,451,019, 986,555, and 1,204,328 shares of the Company’s common stock for $274.5 million, $241.6 million, and $166.0 million, respectively, through open market transactions as part of a publicly-announced share repurchase program. In January 2026, our Board of Directors replenished the Company’s share repurchase authority to an aggregate of $100.0 million of our common stock.

We are subject to a 1% excise tax on stock repurchases as enacted by the United States Inflation Reduction Act which we include in the cost of stock repurchases as a reduction of shareholders’ equity. In 2025, we paid $1.6 million in excise tax related to 2024 repurchase and vesting activity.

5. Contingencies

From time to time, we are involved in litigation relating to claims arising out of the ordinary course of business, and occasionally legal proceedings not in the ordinary course.

Many of our software products and services are critical to our customers’ business operations. Failures could result in claims against us for substantial damages, regardless of our level of responsibility for those failures. We attempt to limit contractually our liability for damages arising from product or service failures or our negligent acts or omissions, but there can be no absolute assurance that those limitations will be enforceable.

Although litigation and other legal proceeding outcomes are difficult to predict, we do not believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. We expense legal costs associated with loss contingencies as we incur them. We record insurance recoveries when received.

Among other proceedings, we are currently party to the lawsuits described below.

Securities Litigation

On February 25, 2025, an alleged Company shareholder filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under that act, based on purported materially false and misleading statements and omissions allegedly made by the defendants (the Company and named current and former officers) between October 22, 2024, and January 28, 2025. The complaint in the Prime Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged Company shareholder filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the defendants between July 24, 2024, and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action were similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On May 2, 2025, the Court consolidated the two actions (the “Consolidated Action”), and on May 23, 2025, the Court appointed the plaintiffs in the City of Orlando Action as the lead plaintiffs in the Consolidated Action. On July 22, 2025, the lead plaintiffs filed their Amended Complaint, in which the securities law violations alleged are the same as those alleged in the original actions and the proposed class period is the same as in the City of Orlando action. The defendants deny the material allegations in the Consolidated Action, which is still in the early stages and has not yet been certified as a class action, and intend to defend themselves vigorously. The defendants filed a motion to dismiss the Consolidated Action on September 22, 2025, following which the plaintiffs filed their opposition on November 24, 2025, and the defendants filed their reply on December 22, 2025. The Court has set a hearing date on the motion for March 11, 2026. The Company maintains insurance that may cover defendants’ liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

6. Employee Benefit Plan

We sponsor the Manhattan Associates 401(k) Plan and Trust (the “401(k) Plan”), a qualified profit sharing plan with a 401(k) feature covering substantially all our employees. Since 2012, we have provided a 50% matching contribution up to 6% of eligible compensation being contributed after the participant’s first year of employment. During the years ended December 31, 2025, 2024 and 2023, the Company expensed matching contributions to the 401(k) Plan of $8.9 million, $8.5 million, and $7.8 million, respectively.

7. Leases

We lease our facilities and some of our equipment under noncancelable operating lease arrangements that expire at various dates through 2036. The total operating lease liabilities for these leases at December 31, 2025 was approximately $61.1 million. For a few of our facility leases, we have certain options to extend the lease term for up to 10 years, at our sole discretion. We have no finance leases.

We present below the operating lease right-of-use assets and lease liabilities as of December 31, 2025 (in thousands):

December 31, 2025
ASSETS
Operating lease right-of-use assets	$50,443

LIABILITIES
Operating lease liabilities, current (included in accrued and other liabilities)	$4,883
Operating lease liabilities, long-term	56,180
Total operating lease liabilities	$61,063

Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$11,590
2027	11,296
2028	10,843
2029	7,498
2030	6,680
Thereafter	37,103
Total minimum payments required	85,010
Less short-term leases	(257)
Less imputed interest	(23,690)
Total operating lease liabilities	$61,063

We are applying the practical expedient to not separate lease and non-lease components, which allows us to account for lease and non-lease components as a single lease component. The total lease cost in 2025 was $10.1 million, consisting of $9.8 million of operating lease costs and $0.3 million of short-term lease costs. The total lease cost in 2024 was $9.3 million, consisting of $9.0 million of operating lease costs, and $0.3 million of short-term lease costs. Total lease costs in 2023 were $8.1 million, consisting of $7.8 million of operating lease costs, and $0.3 million of short-term lease costs. Our variable lease cost during 2025, 2024 and 2023 were immaterial.

Weighted average remaining lease term	8.9 years
Weighted average discount rate	5.46%
Supplemental cash flow information - operating cash flows (in thousands):
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,709

8. Segment Reporting

We manage our business by geographic segment and have three geographic reportable segments: the Americas (North, Latin and South America); Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions. We operate in one operating segment (the Americas) because most of the Company's service offerings operate on the Manhattan platform and are deployed and sold in a nearly identical manner. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker (Chief Executive Officer) reviews the variances in each reportable segment’s operating income compared to prior periods and to budget on a monthly basis to evaluate performance and allocate resources (including employees, financial or capital).

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled $26.0 million, $18.9 million, and $13.7 million in 2025, 2024, and 2023, respectively, are included in costs of revenue for each segment with a corresponding reduction in the America’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India. Expense related to an unusual health insurance claim is included within "Operating expenses" within the Americas segment.

In accordance with the segment reporting topic of the FASB Codification, we present below financial information by reportable segment for 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025				2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$312,992	$80,161	$14,985	$408,138	$264,331	$62,779	$10,093	$337,203
Software license	5,641	8,407	771	14,819	12,251	1,376	1,458	15,085
Maintenance	102,415	18,935	8,622	129,972	110,751	18,349	9,204	138,304
Services	364,731	107,531	30,782	503,044	389,550	107,384	28,583	525,517
Hardware	24,647	762	10	25,419	25,603	635	5	26,243
Total revenue	810,426	215,796	55,170	1,081,392	802,486	190,523	49,343	1,042,352

Costs and Expenses:
Cost of revenue	$342,652	$104,360	$25,327	472,339	$351,112	$98,051	$21,817	470,980
Operating expenses	291,862	22,598	5,539	319,999	278,803	19,062	5,610	303,475
Depreciation and amortization	5,404	765	148	6,317	5,228	914	159	6,301
Restructuring expense	2,937	-	-	2,937	-	-	-	-
Total costs and expenses	642,855	127,723	31,014	801,592	635,143	118,027	27,586	780,756
Operating income	$167,571	$88,073	$24,156	$279,800	$167,343	$72,496	$21,757	$261,596
Interest income				4,389				6,029
Other (loss) income, net				1,705				(811)
Income before income taxes				$285,894				$266,814

	Year Ended December 31, 2023
	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$205,611	$42,243	$6,758	$254,612
Software license	12,040	2,925	3,241	18,206
Maintenance	114,963	19,721	9,252	143,936
Services	362,979	101,254	23,636	487,869
Hardware	23,602	495	5	24,102
Total revenue	719,195	166,638	42,892	928,725

Costs and Expenses:
Cost of revenue	321,701	89,523	19,390	430,614
Operating expenses	257,172	19,889	5,417	282,478
Depreciation and amortization	5,164	503	85	5,752
Restructuring expense	-	-	-	-
Total costs and expenses	584,037	109,915	24,892	718,844
Operating income	$135,158	$56,723	$18,000	$209,881
Interest income				5,304
Other (loss) income, net				(1,514)
Income before income taxes				$213,671

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill	$54,766	$5,515	$1,963	$62,244	$54,766	$5,497	$1,963	$62,226
Long lived assets	104,217	11,320	2,369	117,906	83,517	11,501	2,538	97,556
Total assets	696,019	116,219	27,150	839,388	633,157	102,222	22,172	757,551

For the years ended December 31, 2025, 2024 and 2023, we derived revenue from sales to customers outside the United States of approximately $373.5 million, $346.2 million, and $301.4 million, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the year ended December 31, 2025. The majority of our software license revenue (approximately 80%) relates to our warehouse management product group for the same period.

9. Restructuring Expense

In January 2025, the Company eliminated approximately 100 positions to align our services capacity with customer demand which has been impacted by short-term macro-economic uncertainty. The Company recorded restructuring expense of approximately $2.9 million for the year ended December 31, 2025 to the Americas segment. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the year ended December 31, 2025.

The following table summarizes the activity in the restructuring accrual for the year ended December 31, 2025 (in thousands), which was fully paid as of December 31, 2025:

Consolidated
(in thousands)
Restructuring expense	$2,937
Cash payments	2,937
Restructuring accrual balance at December 31, 2025	$-

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

Management’s Report on Internal Control over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, and the report of Ernst & Young LLP on the effectiveness of our internal control over financial reporting are contained on pages 42 and 43 of this report.

Change in Internal Control over Financial Reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2026, including under the captions "Governance—Proposal 1 Election of Directors,” “Executive Compensation—Executive Officers Biographies,” "Governance—Board of Directors and Committees—Code of Ethics,” “Governance—Board of Directors and Committees—Board Committees,” “Governance—Insider Trading Policy,” and if applicable, "Security Ownership—Delinquent Section 16(a) Reports."

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2026, including under the captions “Governance—Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2026, including under the caption “Security Ownership—Security Ownership of Certain Beneficial Owners and Management.” The information required by this item with respect to the Company’s securities authorized for issuance under equity compensation plans is included in Part II, Item 5 of this Form 10-K and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2026, including under the captions “Governance—Related Party Transactions” and “Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the relevant information contained in our Proxy Statement for the Annual Meeting of Shareholders expected to be filed with the SEC on or prior to April 3, 2026, including under the caption “Audit Matters—Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

10.44

First Amendment to Executive Employment Agreement (Eddie Capel) effective as of February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2025)

19	Insider Trading Policy (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (File No. 000-23999), filed on February 6, 2024).

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

97.1

Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report for the period ended December 31, 2023 (File No. 000-23999), filed on February 6, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL taxonomy Extension Schema with embedded Linkbases document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

By:	/s/ Eric A. Clark
Eric A. Clark
President, Chief Executive Officer, and Director

Date: February 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Capel	Chairman of the Board	February 4, 2026
Eddie Capel

/s/ Eric A. Clark	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 4, 2026
Eric A. Clark

/s/ Dennis B. Story	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	February 4, 2026
Dennis B. Story

/s/ Linda C. Pinne	Senior Vice President, Global Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 4, 2026
Linda C. Pinne

/s/ Edmond I. Eger III	Director	February 4, 2026
Edmond I. Eger III

/s/ Linda T. Hollembaek	Director	February 4, 2026
Linda T. Hollembaek

/s/ Kimberly A. Kuryea	Director	February 4, 2026
Kimberly A. Kuryea

/s/ Charles E. Moran	Director	February 4, 2026
Charles E. Moran

/s/ Thomas E. Noonan	Director	February 4, 2026
Thomas E. Noonan

/s/ Danielle Sheer	Director	February 4, 2026
Danielle Sheer