Form 10-Q
period 2026-03-31
MANHATTAN ASSOCIATES INC
filed 2026-04-24
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the Registrant’s class of capital stock outstanding as of April 21, 2026, the latest practicable date, is as follows: 59,164,602 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended March 31, 2026

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,133	$328,747
Accounts receivable, net	227,110	214,679
Prepaid expenses and other current assets	62,573	39,912
Total current assets	515,816	583,338

Property and equipment, net	25,269	23,120
Operating lease right-of-use assets	47,431	50,443
Goodwill, net	62,241	62,244
Deferred income taxes	43,763	75,900
Other assets	46,018	44,343
Total assets	$740,538	$839,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,415	$22,182
Accrued compensation and benefits	58,415	69,309
Accrued and other liabilities	30,571	26,570
Deferred revenue	355,909	337,049
Income taxes payable	90	803
Total current liabilities	467,400	455,913

Operating lease liabilities, long-term	55,685	56,180
Other non-current liabilities	12,278	12,530

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 59,164,492 and 59,845,291 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	591	598
Retained earnings	240,577	345,097
Accumulated other comprehensive loss	(35,993)	(30,930)
Total shareholders' equity	205,175	314,765
Total liabilities and shareholders' equity	$740,538	$839,388

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$117,123	$94,306
Software license	2,234	9,292
Maintenance	30,592	32,144
Services	125,717	121,127
Hardware	6,549	5,918
Total revenue	282,215	262,787
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	126,077	114,358
Cost of software license	564	209
Research and development	37,346	35,298
Sales and marketing	27,752	21,061
General and administrative	23,706	24,219
Depreciation and amortization	1,833	1,541
Restructuring expense	-	2,929
Total costs and expenses	217,278	199,615
Operating income	64,937	63,172
Other income, net	4,337	1,337
Income before income taxes	69,274	64,509
Income tax provision	19,979	11,927
Net income	$49,295	$52,582

Basic earnings per share	$0.83	$0.86
Diluted earnings per share	$0.82	$0.85

Weighted average number of shares:
Basic	59,688	60,870
Diluted	60,038	61,527

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Net income	$49,295	$52,582
Foreign currency translation adjustment, net of tax	(5,063)	1,332
Comprehensive income	$44,232	$53,914

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net income	$49,295	$52,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,833	1,541
Equity-based compensation	26,524	28,826
Gain on disposal of equipment	(156)	(98)
Deferred income taxes	31,854	2,133
Unrealized foreign currency (gain) loss	(2,212)	781
Changes in operating assets and liabilities:
Accounts receivable, net	(13,217)	(3,321)
Other assets	(9,651)	(11,959)
Accounts payable, accrued and other liabilities	(4,044)	(18,807)
Income taxes	(15,790)	6,482
Deferred revenue	19,609	17,100
Net cash provided by operating activities	84,045	75,260

Investing activities:
Purchase of property and equipment	(4,103)	(891)
Net cash used in investing activities	(4,103)	(891)

Financing activities:
Repurchase of common stock	(179,387)	(136,447)
Net cash used in financing activities	(179,387)	(136,447)

Foreign currency impact on cash	(3,169)	1,721

Net change in cash and cash equivalents	(102,614)	(60,357)
Cash and cash equivalents at beginning of period	328,747	266,230
Cash and cash equivalents at end of period	$226,133	$205,873

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended March 31, 2026
Balance, December 31, 2025 (audited)	59,845,291	$598	$-	$345,097	$(30,930)	$314,765
Repurchase of common stock	(1,240,829)	(12)	(25,560)	(153,815)	-	(179,387)
Restricted stock units issuance	560,030	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(959)	-	-	(959)
Equity-based compensation	-	-	26,524	-	-	26,524
Foreign currency translation adjustment	-	-	-	-	(5,063)	(5,063)
Net income	-	-	-	49,295	-	49,295
Balance, March 31, 2026 (unaudited)	59,164,492	$591	$-	$240,577	$(35,993)	$205,175

For the Three Months Ended March 31, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(718,309)	(7)	(28,497)	(107,943)	-	(136,447)
Restricted stock units issuance	511,931	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(324)	-	-	(324)
Equity-based compensation	-	-	28,826	-	-	28,826
Foreign currency translation adjustment	-	-	-	-	1,332	1,332
Net income	-	-	-	52,582	-	52,582
Balance, March 31, 2025 (unaudited)	60,714,813	$607	$-	$274,078	$(29,590)	$245,095

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. We expect to adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2027, and for interim period reporting beginning in 2028, as required in ASU 2024-03 and further clarified by ASU 2025-01. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 amends certain aspects of the accounting for and disclosure for internal-use software costs, which removes references to software development project stages and considers different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 requires an entity to capitalize software costs when: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold"). In evaluating the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the new guidance but does not expect material changes to results of operations, cash flows, or financial condition.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three months ended March 31, 2026, we recognized $139.1 million of revenue that was included in the deferred revenue balance as of December 31, 2025.

Remaining Performance Obligations

As of March 31, 2026, approximately $2.3 billion of revenue is expected to be recognized from remaining performance obligations. Over 98% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 38% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of March 31, 2026 and December 31, 2025.

We also adjust accounts receivable with a corresponding adjustment in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was a $1.1 million reduction and $0.2 million reduction for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we have reduced our accounts receivable balance by $2.8 million and $1.9 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $53.6 million as of March 31, 2026, of which $41.4 million is included in other assets and $12.2 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $3.5 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. No impairment losses were recognized during the periods.

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

At March 31, 2026, our cash and cash equivalents were $159.2 million and $67.0 million, respectively. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at March 31, 2026.

4.
Equity-Based Compensation

We granted 808,170 and 486,350 restricted stock units (RSUs) during the three months ended March 31, 2026 and 2025, respectively. Equity-based compensation expense related to RSUs was $26.5 million and $28.8 million during the three months ended March 31, 2026 and 2025, respectively.

We present below a summary of changes during the three months ended March 31, 2026 in our unvested units of restricted stock:

Number of shares/units
Outstanding at December 31, 2025	1,396,941
Granted	808,170
Vested	(560,030)
Forfeited	(64,508)
Outstanding at March 31, 2026	1,580,573

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 28.8% and 18.5% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is due to a decrease of stock-based compensation benefits.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended March 31, 2026, there were no material changes to our uncertain tax positions.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, Manhattan is subject to examination by taxing authorities throughout the world. We are no longer subject to U.S. federal, substantially all state and local income tax examinations and substantially all non-U.S. income tax examinations for years before 2015.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA allowed an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies international tax provisions. The acceleration of the deduction for domestic research and development expenditures reduces our cash taxes owed for 2025 and 2026.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)

Net income	$49,295	$52,582
Earnings per share:
Basic	$0.83	$0.86
Effect of CESs	(0.01)	(0.01)
Diluted	$0.82	$0.85

Weighted average number of shares:
Basic	59,688	60,870
Effect of CESs	350	657
Diluted	60,038	61,527

The number of anti-dilutive CESs during the three months ended March 31, 2026 and 2025 was immaterial.

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

Securities Litigation

On February 25, 2025, an alleged Company shareholder filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under that act, based on purported materially false and misleading statements and omissions allegedly made by the defendants (the Company and named current and former officers) between October 22, 2024, and January 28, 2025. The complaint in the Prime Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged Company shareholder filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the defendants between July 24, 2024, and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action were similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On May 2, 2025, the Court consolidated the two actions (the “Consolidated Action”), and on May 23, 2025, the Court appointed the plaintiffs in the City of Orlando Action as the lead plaintiffs in the Consolidated Action. On July 22, 2025, the lead plaintiffs filed their Amended Complaint, in which the securities law violations alleged are the same as those alleged in the original actions and the proposed class period is the same as in the City of Orlando action. The defendants deny the material allegations in the Consolidated Action, which is still in the early stages and has not yet been certified as a class action, and intend to defend themselves vigorously. The defendants filed a motion to dismiss the Consolidated Action on September 22, 2025, and the parties presented oral arguments on the motion on April 9, 2026. The Company maintains insurance that may cover defendants’ liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

8.
Reportable Segments

We manage our business by geographic segment and have three geographic reportable segments: the Americas (North, Latin and South America); Europe, the Middle East, and Africa (EMEA); and Asia Pacific (APAC). All segments derive revenue from the sale and implementation of our supply chain commerce solutions. We primarily operate in the Americas operating segment because most of the Company's service offerings operate on the Manhattan platform and are deployed and sold in a nearly identical manner. The individual products sold by the segments are similar in nature and are all designed to help companies manage the effectiveness and efficiency of their supply chain commerce. We use the same accounting policies for each reportable segment. The chief operating decision maker (Chief Executive Officer) reviews the variances in each reportable segment’s operating income compared to prior periods and to budget on a monthly basis to evaluate performance and allocate resources (including employees, financial or capital).

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled approximately $7.0 million for both the three months ended March 31, 2026 and 2025, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026				2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$89,565	$22,964	$4,594	$117,123	$74,111	$17,207	$2,988	$94,306
Software license	1,778	229	227	2,234	1,450	7,536	306	9,292
Maintenance	23,851	4,571	2,170	30,592	25,915	4,171	2,058	32,144
Services	93,330	25,388	6,999	125,717	87,497	26,352	7,278	121,127
Hardware	6,026	511	12	6,549	5,642	276	-	5,918
Total revenue	214,550	53,663	14,002	282,215	194,615	55,542	12,630	262,787

Costs and Expenses:
Cost of revenue	92,951	27,324	6,366	126,641	82,802	26,121	5,644	114,567
Operating expenses	81,009	6,454	1,341	88,804	73,713	5,525	1,340	80,578
Depreciation and amortization	1,585	215	33	1,833	1,309	193	39	1,541
Restructuring expense	-	-	-	-	2,929	-	-	2,929
Total costs and expenses	175,545	33,993	7,740	217,278	160,753	31,839	7,023	199,615
Operating income	$39,005	$19,670	$6,262	$64,937	$33,862	$23,703	$5,607	$63,172
Interest income				951				1,101
Other income (loss), net				3,386				236
Income before income taxes				$69,274				$64,509

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,512	$1,963	$62,241	$54,766	$5,515	$1,963	$62,244
Long lived assets	103,999	12,328	2,391	118,718	104,217	11,320	2,369	117,906
Total assets	579,210	134,428	26,900	740,538	696,019	116,219	27,150	839,388

We derived revenue from sales to customers outside the United States of approximately $96.8 million and $91.5 million for the three months ended March 31, 2026 and 2025, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the three months ended March 31, 2026. The majority of our software license revenue (over 95%) relates to our warehouse management product group for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

References in this filing to the “Company,” “Manhattan,” “Manhattan Associates,” “we,” “our,” and “us” refer to Manhattan Associates, Inc., our predecessors, and our wholly owned and consolidated subsidiaries.

Business Overview

We develop, sell, deploy, service and maintain software solutions designed to manage supply chains, inventory, and omnichannel operations for retailers, wholesalers, manufacturers, logistics providers, government agencies, and other organizations. Our customers include many of the world’s premier and most profitable brands. Our proprietary applications architecture is highly differentiated among enterprise application providers, particularly within the Omni Channel and Supply Chain categories, through which we deliver a versionless yet highly extensible experience for our customers. With AI-driven insights and zero downtime updates, we deliver innovation seamlessly into customer environments without the need for planned maintenance windows.

Our business model is singularly focused on the development and implementation of complex commerce enablement software solutions that are designed to optimize supply chains, and retail store operations including point-of-sale (POS) effectiveness and efficiency for our customers.

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
•
hardware sales.

In the three months ended March 31, 2026, we generated $282.2 million in total revenue. The revenue mix for the three months ended March 31, 2026 was: cloud subscriptions 41%; software license 1%; maintenance 11%; services 45%; and hardware 2%.

We have three geographic reportable segments: North, Latin, and South America (the “Americas”), Europe, the Middle East, and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $96.8 million for the three months ended March 31, 2026, which represents approximately 34% of our total revenue for the three months ended March 31, 2026. International revenue includes all revenue derived from sales to customers outside the United States. At March 31, 2026, we employed approximately 4,390 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, including with respect to macroeconomic uncertainty and global instability resulting from the military conflict involving the United States, Israel, and Iran and the ongoing war between Russia and Ukraine, our results for the first three months of 2026 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale, and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory, and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand, and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

Going forward, we are investing in our cloud business, including enterprise investments in innovation, and strategic operating expenses to support growth objectives.

For the remainder of 2026, our five strategic goals remain to:

•
Focus on customer success and drive sustainable long-term growth;
•
Invest in innovation to expand our products and total addressable market;
•
Expand our Manhattan Active suite of cloud solutions;
•
Develop and grow our cloud business and cloud subscription revenue; and
•
Expand our global sales and marketing teams.

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Adoption of our Manhattan Active® cloud solutions continues to increase nicely, with cloud revenue up 24% over the same quarter in the prior year. Cloud revenue represents about 98% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three months ended March 31, 2026, approximately 66% of our total revenue was generated in the United States, 19% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Europe; consequently, the health of the U.S. and the European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $117.1 million in the three months ended March 31, 2026 from $94.3 million for the same period in the prior year, representing a 24% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 98% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and not included in RPO. RPO provides insight into our contracted backlog of future business. As of March 31, 2026, our RPO was approximately $2.3 billion, an increase of 24% over March 31, 2025 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended March 31, 2026, cloud subscriptions revenue totaled $117.1 million or 41% of total revenues. The Americas, EMEA, and APAC segments recognized $89.5 million, $23.0 million, and $4.6 million in cloud subscriptions revenue, respectively, in the three months ended March 31, 2026. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. During the three months ended March 31, 2026, approximately 58% of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 42% was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In the three months ended March 31, 2026, license revenue totaled $2.2 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $1.8 million, $0.2 million, and $0.2 million in license revenue, respectively, in the three months ended March 31, 2026.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and POS), supply chain commerce operations (Warehouse Management, Transportation Management and Labor Management), and demand forecasting and replenishment, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions revenues faster than our competitors through investment in innovation.

Maintenance Revenue. Our maintenance revenue for the three months ended March 31, 2026 totaled $30.6 million, or 11% of total revenue. The Americas, EMEA and APAC segments recognized $23.8 million, $4.6 million, and $2.2 million, respectively, in maintenance revenue in the three months ended March 31, 2026. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended March 31, 2026, our services revenue totaled $125.7 million, or 45% of total revenue. The Americas, EMEA, and APAC segments recognized $93.3 million, $25.4 million, and $7.0 million, respectively, in services revenue in the three months ended March 31, 2026.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $6.5 million in the three months ended March 31, 2026 representing 2% of total revenue. As a convenience for our cloud and perpetual license customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations, and POS. Our R&D expenses were $37.3 million for the three months ended March 31, 2026.

We expect to continue to focus our R&D resources on the development and enhancement of our core supply chain planning, supply chain execution, order management and store software solutions. We offer what we believe to be the broadest solutions portfolio in the supply chain solutions marketplace, addressing all aspects of demand forecasting and replenishment, transportation management, distribution management, and omnichannel operations including order management, store inventory & fulfillment, call center, and POS.

We continue to invest in artificial intelligence (AI) technology to enhance our functional offerings on our Manhattan Active Platform, with a recent emphasis on agentic AI advancements. Our AI capabilities are seamlessly embedded within all supply chain execution, planning, and commerce applications, aimed at delivering real-time optimization and value creation. We plan to further expand our investments in generative AI, including leveraging third-party large language models to unlock value in a broader range of use cases.

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

Cash Flow and Financial Condition

For the three months ended March 31, 2026, we generated cash flow from operating activities of $84.0 million. Our cash and cash equivalents at March 31, 2026 totaled $226.1 million, with no debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the three months ended March 31, 2026, we repurchased approximately $150.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $350.0 million remained under the existing March 2026 repurchase authority.

For the remainder of 2026, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce, Digital Supply Chain, and Manhattan Active® Agents solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2026 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share data)

Revenue	$282,215	$262,787
Costs and expenses	217,278	199,615
Operating income	64,937	63,172
Other income, net	4,337	1,337
Income before income taxes	69,274	64,509
Net income	$49,295	$52,582
Diluted earnings per share	$0.82	$0.85
Diluted weighted average number of shares	60,038	61,527

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three months ended March 31, 2026 and 2025, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended March 31,
	2026	2025	% Change vs. Prior Year
Revenue:	(in thousands)
Cloud subscriptions
Americas	89,565	74,111	21%
EMEA	22,964	17,207	33%
APAC	4,594	2,988	54%
Total cloud subscriptions	$117,123	$94,306	24%

Software license
Americas	1,778	1,450	23%
EMEA	229	7,536	-97%
APAC	227	306	-26%
Total software license	$2,234	$9,292	-76%

Maintenance
Americas	23,851	25,915	-8%
EMEA	4,571	4,171	10%
APAC	2,170	2,058	5%
Total maintenance	$30,592	$32,144	-5%

Services
Americas	93,330	87,497	7%
EMEA	25,388	26,352	-4%
APAC	6,999	7,278	-4%
Total services	$125,717	$121,127	4%

Hardware
Americas	6,026	5,642	7%
EMEA	511	276	85%
APAC	12	-	-
Total hardware	$6,549	$5,918	11%

Total Revenue
Americas	214,550	194,615	10%
EMEA	53,663	55,542	-3%
APAC	14,002	12,630	11%
Total revenue	$282,215	$262,787	7%

Operating income:
Americas	39,005	33,862	15%
EMEA	19,670	23,703	-17%
APAC	6,262	5,607	12%
Total operating income	$64,937	$63,172	3%

Condensed Consolidated Financial Summary - First Quarter 2026

•
Consolidated total revenue: $282.2 million for the first quarter of 2026, compared to $262.8 million for the first quarter of 2025;
•
Cloud subscription revenue: $117.1 million for the first quarter of 2026, compared to $94.3 million for the first quarter of 2025;
•
Software license revenue: $2.2 million for the first quarter of 2026, compared to $9.3 million for the first quarter of 2025;
•
Services revenue: $125.7 million for the first quarter of 2026, compared to $121.1 million for the first quarter of 2025;
•
Operating income: $64.9 million for the first quarter of 2026, compared to $63.2 million for the first quarter of 2025;
•
Operating margins: 23.0% for the first quarter of 2026, compared to 24.0% for the first quarter of 2025;
•
Diluted earnings per share: $0.82 for the first quarter of 2026 compared to $0.85 for the first quarter of 2025;
•
Cash flow from operations: $84.0 million in the first quarter of 2026, compared to $75.3 million in the first quarter of 2025;
•
Days sales outstanding: 72 days at March 31, 2026, compared to 73 days at December 31, 2025;
•
Cash: $226.1 million at March 31, 2026, compared to $328.7 million at December 31, 2025; and
•
Share repurchases: In the three months ended March 31, 2026, we reduced our shares of common stock outstanding through the repurchase of approximately 1.0 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $150.0 million. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $350.0 million remained under the existing March 2026 repurchase authority.

Below we discuss our consolidated results of operations for the first quarters of 2026 and 2025.

Revenue

	Three Months Ended March 31,
			% Change vs.	% of Total Revenue
	2026	2025	Prior Year	2026	2025
	(in thousands)

Cloud subscriptions	$117,123	$94,306	24%	41%	36%
Software license	2,234	9,292	-76%	1%	4%
Maintenance	30,592	32,144	-5%	11%	12%
Services	125,717	121,127	4%	45%	46%
Hardware	6,549	5,918	11%	2%	2%
Total revenue	$282,215	$262,787	7%	100%	100%

Cloud Subscriptions Revenue. In the first quarter of 2026, cloud subscriptions revenue increased $22.8 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $15.4 million, $5.8 million and $1.6 million in the first quarter of 2026, respectively.

Software License Revenue. Software license revenue decreased $7.1 million in the first quarter of 2026 compared to the same quarter in the prior year predominately driven by one large contract with an existing customer in the prior year period. The perpetual license sales percentage mix across our product suite in the first quarter ended March 31, 2026 was over 95% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.6 million in the first quarter of 2026 compared to the same quarter in the prior year. Maintenance revenue decreased by $2.1 million for the Americas segment, partially offset by a $0.4 million increase for the EMEA segment and a $0.1 million increase for the APAC segment. Maintenance relates to our perpetual software licenses. The decrease in maintenance revenue for the Americas segment is primarily driven by customer demand for cloud-based solutions over perpetual software licenses.

Services Revenue. Services revenue increased $4.6 million in the first quarter of 2026 compared to the same quarter in the prior year. Services revenue for the Americas segment increased $5.8 million, partially offset by $0.9 million and $0.3 million decreases for the EMEA and APAC segments, respectively, compared to the same quarter in the prior year. The increase in services revenue for the Americas segment is primarily driven by demand for cloud based solutions. The percentage of professional services revenue that relates to cloud subscriptions in the first quarter of 2026 and 2025 was approximately 80% and 74%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue, net decreased $0.6 million in the first quarter of 2026 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	126,077	114,358	10%
Cost of software license	$564	$209	170%
Total cost of revenue	$126,641	$114,567	11%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $11.7 million increase in the quarter ended March 31, 2026 compared to the same quarter in the prior year was due to a $5.9 million increase in compensation and other personnel-related expenses, a $1.6 million increase in performance-based compensation expense, a $3.6 million increase in computer infrastructure cost, and a $0.4 million increase in travel costs.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased $0.4 million in the first quarter of 2026 compared with the same quarter in the prior year.

Operating Expenses

	Three Months Ended March 31,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Research and development	$37,346	$35,298	6%
Sales and marketing	27,752	21,061	32%
General and administrative	23,706	24,219	-2%
Depreciation and amortization	1,833	1,541	19%
Restructuring expense	-	2,929	-100%
Operating expenses	$90,637	$85,048	7%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Demand Forecasting and Replenishment, Omnichannel, and POS. R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended March 31, 2026 increased by $2.0 million compared to the same quarter of 2025 principally due to a $1.3 million increase in compensation and other personnel-related expenses and a $0.4 million increase in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $6.7 million in the quarter ended March 31, 2026 compared to the same quarter in the prior year primarily due to $2.8 million increase in compensation and other personnel-related expenses, a $2.3 million increase in performance-based compensation expense, and a $1.2 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses decreased $0.5 million in the current year quarter compared to the same quarter in the prior year primarily due to a $2.8 million decrease in stock compensation expense, a $3.0 million decrease in signing bonus expense, and a $0.8 million decrease in recruiting fees, all of which were related to the hiring of our chief executive officer in the prior year period. These decreases are partially offset by a $3.8 million increase in benefits expense for a prior period insurance recovery on an unusual health insurance claim, a $1.6 million increase in professional fees, and a $0.4 million increase in internal-use software costs.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the first quarter of 2026 and 2025 was $1.8 million and $1.5 million, respectively.

Operating Income

Operating income in the first quarter of 2026 was $64.9 million compared to $63.2 million in the same quarter in the prior year. Operating margin was 23.0% for the first quarter of 2026 versus 24.0% for the same quarter in the prior year. Operating income increased primarily due to increased cloud subscriptions revenue, and operating margin decreased primarily due to increased sales and marketing expenses.

Other Income and Income Taxes

	Three Months Ended March 31,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Other income, net	$4,337	$1,337	224%
Income tax provision	19,979	11,927	68%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $3.0 million in the first quarter of 2026 compared to the same quarter in the prior year due to a $3.1 million increase in foreign currency gains. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $3.2 million in the first quarter of 2026, and gains of $0.1 million in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 28.8% and 18.5% for the quarters ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 is due to a decrease of stock-based compensation benefits.

Liquidity and Capital Resources

During the first three months of 2026, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of March 31, 2026 included $115.1 million held in the U.S. and $111.0 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $84.0 million and $75.3 million in the three months ended March 31, 2026 and 2025, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the three months ended March 31, 2026 increased $8.7 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers and lower bonus payments.

Cash flow used in investing activities totaled $4.1 million and $0.9 million in the three months ended March 31, 2026 and 2025, respectively. Our investing activities for both the three months ended March 31, 2026 and 2025 consisted of capital spending to support company growth.

Cash flow used in financing activities totaled $179.4 million and $136.4 million in the three months ended March 31, 2026 and 2025, respectively. The use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock of $29.4 million and $36.4 million in the three months ended March 31, 2026 and 2025, respectively.

Periodically, opportunities may arise to grow our business through the acquisition of complementary products, and technologies. Any material acquisition could result in a decrease to our working capital depending on the amount, timing, and nature of the consideration to be paid. We believe that our existing cash will be sufficient to meet our working capital and capital expenditure needs at least for the next twelve months, although there can be no assurance that this will be the case. For the remainder of 2026, we anticipate that our priorities for use of cash will be similar to prior years, with our first priority being continued investment in product development and profitably investing in our business to extend our market leadership. We will continue to weigh our share repurchase options against cash for acquisitions and investing in the business. We will also continue to evaluate acquisition opportunities that are complementary to our product footprint and technology direction. At this time, we do not anticipate any borrowing requirements for the remainder of 2026 for general corporate purposes.

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of March 31, 2026, our cloud infrastructure obligations are approximately $188.5 million over the next 5 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of March 31, 2026, are approximately $28.2 million over the next 7 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first three months of 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.

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
•
general geo-political developments, including the military conflict between the United States, Israel, and Iran, as well as the ongoing war between Russia and Ukraine, political instability, civil unrest, economic sanctions, and terrorist activities;
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
•
natural disasters, weather events, and disease outbreaks, pandemics, or other major public health crises; and
•
and other risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as these may be further updated from time to time in subsequent quarterly reports.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. Descriptions of a lawsuit to which we are currently a party is included in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q and are incorporated by reference.

Item 1A. Risk Factors.

In addition to the information set forth below and the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

The conflict involving the United States, Israel, and Iran and related geopolitical instability may adversely affect our business. A military conflict involving the United States, Israel, and Iran commenced in February 2026, which has led to disruptions in shipping through the Strait of Hormuz. The conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions. In addition, the conflict may adversely impact current or potential customer spending patterns in the markets in which we operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	-	$-	-	$500,000,000
February 1 - February 28, 2026	478,193	143.19	478,193	431,526,056
March 1 - March 31, 2026	565,119	144.23	565,119	350,016,912
Total	1,043,312		1,043,312

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 10.1

Retirement and Advisory Agreement, dated as of February 24, 2026, by and between Manhattan Associates, Inc. and Dennis B. Story. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2026)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	April 24, 2026	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2026	/s/ Linda Pinne
Linda Pinne
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)