Form 10-Q
period 2026-06-30
MANHATTAN ASSOCIATES INC
filed 2026-07-31
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-23999

MANHATTAN ASSOCIATES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-2373424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2300 Windy Ridge Parkway, Tenth Floor
Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 955-7070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MANH	Nasdaq Global Select Market

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

The number of shares of the Registrant’s class of capital stock outstanding as of July 28, 2026, the latest practicable date, is as follows: 58,304,972 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended June 30, 2026

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,110	$328,747
Accounts receivable, net	218,878	214,679
Prepaid expenses and other current assets	62,072	39,912
Total current assets	467,060	583,338

Property and equipment, net	24,606	23,120
Operating lease right-of-use assets	46,200	50,443
Goodwill, net	62,240	62,244
Deferred income taxes	50,860	75,900
Other assets	47,680	44,343
Total assets	$698,646	$839,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,733	$22,182
Accrued compensation and benefits	70,961	69,309
Accrued and other liabilities	29,984	26,570
Deferred revenue	343,208	337,049
Income taxes payable	168	803
Total current liabilities	475,054	455,913

Operating lease liabilities, long-term	53,882	56,180
Other non-current liabilities	12,203	12,530

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,300,070 and 59,845,291 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	583	598
Retained earnings	193,950	345,097
Accumulated other comprehensive loss	(37,026)	(30,930)
Total shareholders' equity	157,507	314,765
Total liabilities and shareholders' equity	$698,646	$839,388

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$126,722	$100,422	$243,845	$194,728
Software license	1,923	1,528	4,157	10,820
Maintenance	30,523	35,057	61,115	67,201
Services	133,047	128,899	258,764	250,026
Hardware	5,579	6,515	12,128	12,433
Total revenue	297,794	272,421	580,009	535,208
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	128,907	115,921	254,984	230,279
Cost of software license	556	294	1,120	503
Research and development	34,765	34,871	72,111	70,169
Sales and marketing	30,699	19,979	58,451	41,040
General and administrative	26,741	25,976	50,447	50,195
Depreciation and amortization	1,632	1,584	3,465	3,125
Restructuring expense	8,263	8	8,263	2,937
Total costs and expenses	231,563	198,633	448,841	398,248
Operating income	66,231	73,788	131,168	136,960
Other income, net	983	715	5,320	2,052
Income before income taxes	67,214	74,503	136,488	139,012
Income tax provision	16,862	17,723	36,841	29,650
Net income	$50,352	$56,780	$99,647	$109,362

Basic earnings per share	$0.86	$0.94	$1.68	$1.80
Diluted earnings per share	$0.85	$0.93	$1.67	$1.78

Weighted average number of shares:
Basic	58,760	60,612	59,221	60,741
Diluted	58,997	61,074	59,515	61,300

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$50,352	$56,780	$99,647	$109,362
Foreign currency translation adjustment, net of tax	(1,033)	3,265	(6,096)	4,597
Comprehensive income	$49,319	$60,045	$93,551	$113,959

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net income	$99,647	$109,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,465	3,125
Equity-based compensation	55,880	53,101
Gain on disposal of equipment	(162)	(21)
Deferred income taxes	24,706	(4,957)
Unrealized foreign currency (gain) loss	(652)	1,032
Changes in operating assets and liabilities:
Accounts receivable, net	(5,424)	1,197
Other assets	(10,996)	(7,416)
Accounts payable, accrued and other liabilities	16,646	(16,478)
Income taxes	(15,598)	(4,505)
Deferred revenue	7,213	14,870
Net cash provided by operating activities	174,725	149,310

Investing activities:
Purchase of property and equipment	(5,108)	(4,871)
Net cash used in investing activities	(5,108)	(4,871)

Financing activities:
Repurchase of common stock	(306,476)	(186,638)
Net cash used in financing activities	(306,476)	(186,638)

Foreign currency impact on cash	(5,778)	6,562

Net change in cash and cash equivalents	(142,637)	(35,637)
Cash and cash equivalents at beginning of period	328,747	266,230
Cash and cash equivalents at end of period	$186,110	$230,593

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended June 30, 2026
Balance, March 31, 2026 (unaudited)	59,164,492	$591	$-	$240,577	$(35,993)	$205,175
Repurchase of common stock	(874,779)	(9)	(28,118)	(96,979)	-	(125,106)
Restricted stock units issuance	10,357	1	(1)	-	-	-
Excise tax on net stock repurchases	-	-	(1,237)	-	-	(1,237)
Equity-based compensation	-	-	29,356	-	-	29,356
Foreign currency translation adjustment	-	-	-	-	(1,033)	(1,033)
Net income	-	-	-	50,352	-	50,352
Balance, June 30, 2026 (unaudited)	58,300,070	$583	$-	$193,950	$(37,026)	$157,507

For the Six Months Ended June 30, 2026
Balance, December 31, 2025 (audited)	59,845,291	$598	$-	$345,097	$(30,930)	$314,765
Repurchase of common stock	(2,115,608)	(21)	(53,678)	(250,794)	-	(304,493)
Restricted stock units issuance	570,387	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(2,196)	-	-	(2,196)
Equity-based compensation	-	-	55,880	-	-	55,880
Foreign currency translation adjustment	-	-	-	-	(6,096)	(6,096)
Net income	-	-	-	99,647	-	99,647
Balance, June 30, 2026 (unaudited)	58,300,070	$583	$-	$193,950	$(37,026)	$157,507

For the Three Months Ended June 30, 2025
Balance, March 31, 2025 (unaudited)	60,714,813	$607	$-	$274,078	$(29,590)	$245,095
Repurchase of common stock	(265,519)	(3)	(23,810)	(26,378)	-	(50,191)
Restricted stock units issuance	19,107	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(465)	-	-	(465)
Equity-based compensation	-	-	24,275	-	-	24,275
Foreign currency translation adjustment	-	-	-	-	3,265	3,265
Net income	-	-	-	56,780	-	56,780
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759

For the Six Months Ended June 30, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(983,828)	(10)	(52,307)	(134,321)	-	(186,638)
Restricted stock units issuance	531,038	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(789)	-	-	(789)
Equity-based compensation	-	-	53,101	-	-	53,101
Foreign currency translation adjustment	-	-	-	-	4,597	4,597
Net income	-	-	-	109,362	-	109,362
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2025.

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

Our cloud contracts with customers can include the sales of SaaS and services. We allocate the transaction price to the distinct performance obligations based on relative stand-alone selling price (SSP). We estimate SSP based on the prices charged to customers, or by using information such as market conditions and other observable inputs. The selling price of our cloud subscriptions are highly variable. Thus, we estimate SSP for our cloud subscriptions using the residual approach, determined based on total transaction price less the SSP of other goods and services promised in the contract.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and six months ended June 30, 2026, we recognized $98.1 million and $237.2 million of revenue that was included in the deferred revenue balance as of December 31, 2025. In the three months ended June 30, 2026, we recognized $151.7 million of revenue that was included in the deferred revenue balance as of March 31, 2026.

Remaining Performance Obligations

As of June 30, 2026, approximately $2.5 billion of revenue is expected to be recognized from remaining performance obligations. Over 99% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 39% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of June 30, 2026 and December 31, 2025.

We also adjust accounts receivable with a corresponding adjustment in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was a $1.1 million reduction and $0.1 million reduction for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we have reduced our accounts receivable balance by $3.3 million and $1.9 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $56.4 million as of June 30, 2026, of which $42.6 million is included in other assets and $13.8 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $3.6 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively, and $7.1 million and $5.8 million for the six months ended June 30, 2026 and 2025. No impairment losses were recognized during the periods.

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

Our investments typically have maturities of 90 days or less from the date of purchase and are classified as cash equivalents. At June 30, 2026, our cash and cash equivalents were $130.0 million and $56.1 million, respectively. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at June 30, 2026.

4.
Equity-Based Compensation

We granted 29,383 and 8,984 restricted stock units (RSUs) during the three months ended June 30, 2026 and 2025, respectively, and granted 837,553 and 495,334 RSUs during the six months ended June 30, 2026 and 2025, respectively. Equity-based compensation expense related to RSUs was $29.4 million and $24.3 million during the three months ended June 30, 2026 and 2025, respectively, and $55.9 million and $53.1 million during the six months ended June 30, 2026 and 2025, respectively.

We present below a summary of changes during the six months ended June 30, 2026 in our unvested restricted stock units:

Number of shares/units
Outstanding at December 31, 2025	1,396,941
Granted	837,553
Vested	(570,387)
Forfeited	(82,761)
Outstanding at June 30, 2026	1,581,346

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 25.1% and 23.8% for the three months ended June 30, 2026 and 2025, respectively, and 27.0% and 21.3% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2026 is due to a decrease of stock-based compensation benefits.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Classification (ASC) 740, Income Taxes. For the three months ended June 30, 2026, there were no material changes to our uncertain tax positions.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$50,352	$56,780	$99,647	$109,362
Earnings per share:
Basic	$0.86	$0.94	$1.68	$1.80
Effect of CESs	(0.01)	(0.01)	(0.01)	(0.02)
Diluted	$0.85	$0.93	$1.67	$1.78

Weighted average number of shares:
Basic	58,760	60,612	59,221	60,741
Effect of CESs	237	462	294	559
Diluted	58,997	61,074	59,515	61,300

The number of anti-dilutive CESs during the three and six months ended June 30, 2026 and 2025 was immaterial.

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

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled approximately $7.4 million and $6.0 million for both the three months ended June 30, 2026 and 2025, respectively, and $14.4 million and $12.9 million for the six months ended June 30, 2026 and 2025, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Costs in the Americas’ segment include all research and development costs including the costs associated with our operations in India.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026				2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$97,573	$24,321	$4,828	$126,722	$77,281	$19,675	$3,466	$100,422
Software license	1,219	569	135	1,923	908	327	293	1,528
Maintenance	23,790	4,695	2,038	30,523	27,786	5,071	2,200	35,057
Services	99,067	25,658	8,322	133,047	94,167	27,186	7,546	128,899
Hardware	5,363	135	81	5,579	6,464	42	9	6,515
Total revenue	227,012	55,378	15,404	297,794	206,606	52,301	13,514	272,421

Costs and Expenses:
Cost of revenue	$93,939	$28,804	$6,720	129,463	83,745	26,222	6,248	116,215
Operating expenses	84,739	5,868	1,598	92,205	73,457	6,074	1,295	80,826
Depreciation and amortization	1,361	238	33	1,632	1,345	198	41	1,584
Restructuring expense	5,637	2,346	280	8,263	8	-	-	8
Total costs and expenses	185,676	37,256	8,631	231,563	158,555	32,494	7,584	198,633
Operating income	$41,336	$18,122	$6,773	$66,231	$48,051	$19,807	$5,930	$73,788
Interest income				753				852
Other income (loss), net				230				(137)
Income before income taxes				$67,214				$74,503

	Six Months Ended June 30,
	2026				2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$187,138	$47,285	$9,422	$243,845	$151,392	$36,882	$6,454	$194,728
Software license	2,997	798	362	4,157	2,358	7,863	599	10,820
Maintenance	47,641	9,266	4,208	61,115	53,701	9,242	4,258	67,201
Services	192,397	51,046	15,321	258,764	181,664	53,538	14,824	250,026
Hardware	11,389	646	93	12,128	12,106	318	9	12,433
Total revenue	441,562	109,041	29,406	580,009	401,221	107,843	26,144	535,208

Costs and Expenses:
Cost of revenue	186,890	56,128	13,086	256,104	166,547	52,343	11,892	230,782
Operating expenses	165,748	12,322	2,939	181,009	147,170	11,599	2,635	161,404
Depreciation and amortization	2,946	453	66	3,465	2,654	391	80	3,125
Restructuring expense	5,637	2,346	280	8,263	2,937	-	-	2,937
Total costs and expenses	361,221	71,249	16,371	448,841	319,308	64,333	14,607	398,248
Operating income	$80,341	$37,792	$13,035	$131,168	$81,913	$43,510	$11,537	$136,960
Interest income				1,704				1,953
Other income (loss), net				3,616				99
Income before income taxes				$136,488				$139,012

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,511	$1,963	$62,240	$54,766	$5,515	$1,963	$62,244
Long lived assets	103,866	12,058	2,562	118,486	104,217	11,320	2,369	117,906
Total assets	538,669	132,216	27,761	698,646	696,019	116,219	27,150	839,388

We derived revenue from sales to customers outside the United States of approximately $102.0 million and $91.5 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $198.9 million and $183.0 million for the six months ended June 30, 2026 and 2025, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the six months ended June 30, 2026. The majority of our software license revenue (over 70% and over 80%) relates to our warehouse management product group for the three and six months ended June 30, 2026, respectively.

9. Restructuring Expense

On June 1, 2026, the Company reduced its global headcount by approximately 6%, leveraging increased operational efficiencies and allowing the Company to focus investments on key strategic priorities. The Company recorded restructuring expense of approximately $8.3 million pretax ($6.2 million after-tax or $0.10 per fully diluted share) in the six months ended June 30, 2026. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the six months ended June 30, 2026.

The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2026 (in thousands):

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring expense	5,637	2,346	280	$8,263
Cash payments	(3,315)	(689)	(222)	(4,226)
Restructuring accrual balance at June 30, 2026	$2,322	$1,657	$58	$4,037

The balance at June 30, 2026 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid during the remainder of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and six months ended June 30, 2026, we generated $297.8 million and $580.0 million in total revenue. The revenue mix for the three and six months ended June 30, 2026 was: cloud subscriptions 42%; software license 1%; maintenance 10%; services 45%; and hardware 2%.

We have three geographic reportable segments: North, Latin, and South America (the “Americas”), Europe, the Middle East, and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $102.1 million and $198.9 million for the three and six months ended June 30, 2026, which represents approximately 34% of our total revenue for both the three and six months ended June 30, 2026. International revenue includes all revenue derived from sales to customers outside the United States. At June 30, 2026, we employed approximately 4,100 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, including with respect to macroeconomic uncertainty and global instability resulting from the military conflict involving the United States, Israel, and Iran and the ongoing war between Russia and Ukraine, our results for the first six months of 2026 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale, and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory, and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand, and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Demand for our Manhattan Active® cloud solutions continues to grow nicely, with cloud revenue up 26% over the same quarter in the prior year. Cloud revenue represents about 98% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and six months ended June 30, 2026, approximately 66% of our total revenue was generated in the United States, 19% in EMEA, and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Europe; consequently, the health of the U.S. and the European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $243.8 million in the six months ended June 30, 2026 from $194.7 million for the same period in the prior year, representing a 25% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 99% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and are not included in RPO. RPO provides insight into our contracted backlog of future business. As of June 30, 2026, our RPO was approximately $2.5 billion, an increase of 23% over June 30, 2025 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended June 30, 2026, cloud subscriptions revenue totaled $126.7 million or 42% of total revenues. The Americas, EMEA, and APAC segments recognized $97.6 million, $24.3 million, and $4.8 million in cloud subscriptions revenue, respectively, in the three months ended June 30, 2026. In the six months ended June 30, 2026, cloud subscriptions revenue totaled $243.8 million or 42% of total revenues. The Americas, EMEA, and APAC segments recognized $187.1 million, $47.3 million, and $9.4 million in cloud subscriptions revenue, respectively, in the six months ended June 30, 2026. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. During the three and six months ended June 30, 2026, approximately 25% and 40%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 75% and 60%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In the three months ended June 30, 2026, license revenue totaled $2.0 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $1.2 million, $0.6 million, and $0.2 million in license revenue, respectively, in the three months ended June 30, 2026. In the six months ended June 30, 2026, license revenue totaled $4.2 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $3.0 million, $0.8 million, and $0.4 million in license revenue, respectively, in the six months ended June 30, 2026.

Our Unified Omnichannel Commerce and Digital Supply Chain solutions are focused on core omnichannel operation (e-commerce, retail store operations and POS), supply chain commerce operations (Warehouse Management, Transportation Management, and Labor Management), and demand forecasting and replenishment, which are intensely competitive markets characterized by rapid technological change. We are a market leader in the supply chain management and omnichannel software solutions market as defined by industry analysts such as ARC Advisory Group and Gartner. Our goal is to extend our position as a leading global supply chain solutions provider by growing our cloud subscriptions revenues faster than our competitors through investment in innovation.

Maintenance Revenue. Our maintenance revenue for the three months ended June 30, 2026 totaled $30.5 million, or 10% of total revenue. The Americas, EMEA and APAC segments recognized $23.8 million, $4.7 million, and $2.0 million, respectively, in maintenance revenue in the three months ended June 30, 2026. In the six months ended June 30, 2026, maintenance revenue totaled $61.1 million, or 10% of total revenue. The Americas, EMEA, and APAC segments totaled $47.6 million, $9.3 million, and $4.2 million in maintenance revenue, respectively, in the six months ended June 30, 2026. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended June 30, 2026, our services revenue totaled $133.1 million, or 45% of total revenue. The Americas, EMEA, and APAC segments recognized $99.1 million, $25.7 million, and $8.3 million, respectively, in services revenue in the three months ended June 30, 2026. In the six months ended June 30, 2026, services revenue totaled $258.8 million, or 45% of total revenue. The Americas, EMEA, and APAC segments totaled $192.4 million, $51.1 million, and $15.3 million in services revenue, respectively, in the six months ended June 30, 2026.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $5.6 million in the three months ended June 30, 2026 representing 2% of total revenue. For the six months ended June 30, 2026, hardware revenue totaled $12.1 million, or 2% of total revenue. As a convenience for our cloud and perpetual license customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations, and POS. Our R&D expenses were $34.8 million and $72.1 million for the three and six months ended June 30, 2026, respectively.

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

Cash Flow and Financial Condition

For the three and six months ended June 30, 2026, we generated cash flow from operating activities of $90.7 million and $174.7 million. Our cash and cash equivalents at June 30, 2026 totaled $186.1 million, with no debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D as well as sales and marketing in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the six months ended June 30, 2026, we repurchased approximately $275.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $225.0 million remained under the existing March 2026 repurchase authority.

For the remainder of 2026, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce, Digital Supply Chain, and Manhattan Active® Agents solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2026 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)

Revenue	$297,794	$272,421	$580,009	$535,208
Costs and expenses	231,563	198,633	448,841	398,248
Operating income	66,231	73,788	131,168	136,960
Other income, net	983	715	5,320	2,052
Income before income taxes	67,214	74,503	136,488	139,012
Net income	$50,352	$56,780	$99,647	$109,362
Diluted earnings per share	$0.85	$0.93	$1.67	$1.78
Diluted weighted average number of shares	58,997	61,074	59,515	61,300

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. Included in the Americas costs are all R&D costs, including the costs associated with our operations in India. During the three and six months ended June 30, 2026 and 2025, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change vs. Prior Year	2026	2025	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	97,573	77,281	26%	187,138	151,392	24%
EMEA	24,321	19,675	24%	47,285	36,882	28%
APAC	4,828	3,466	39%	9,422	6,454	46%
Total cloud subscriptions	$126,722	$100,422	26%	$243,845	$194,728	25%

Software license
Americas	1,219	908	34%	2,997	2,358	27%
EMEA	569	327	74%	798	7,863	-90%
APAC	135	293	-54%	362	599	-40%
Total software license	$1,923	$1,528	26%	$4,157	$10,820	-62%

Maintenance
Americas	23,790	27,786	-14%	47,641	53,701	-11%
EMEA	4,695	5,071	-7%	9,266	9,242	0%
APAC	2,038	2,200	-7%	4,208	4,258	-1%
Total maintenance	$30,523	$35,057	-13%	$61,115	$67,201	-9%

Services
Americas	99,067	94,167	5%	192,397	181,664	6%
EMEA	25,658	27,186	-6%	51,046	53,538	-5%
APAC	8,322	7,546	10%	15,321	14,824	3%
Total services	$133,047	$128,899	3%	$258,764	$250,026	3%

Hardware
Americas	5,363	6,464	-17%	11,389	12,106	-6%
EMEA	135	42	221%	646	318	103%
APAC	81	9	800%	93	9	933%
Total hardware	$5,579	$6,515	-14%	$12,128	$12,433	-2%

Total Revenue
Americas	227,012	206,606	10%	441,562	401,221	10%
EMEA	55,378	52,301	6%	109,041	107,843	1%
APAC	15,404	13,514	14%	29,406	26,144	12%
Total revenue	$297,794	$272,421	9%	$580,009	$535,208	8%

Operating income:
Americas	41,336	48,051	-14%	80,341	81,913	-2%
EMEA	18,122	19,807	-9%	37,792	43,510	-13%
APAC	6,773	5,930	14%	13,035	11,537	13%
Total operating income	$66,231	$73,788	-10%	$131,168	$136,960	-4%

Condensed Consolidated Financial Summary - Second Quarter 2026

•
Consolidated total revenue: $297.8 million for the second quarter of 2026, compared to $272.4 million for the second quarter of 2025;
•
Cloud subscription revenue: $126.7 million for the second quarter of 2026, compared to $100.4 million for the second quarter of 2025;
•
Services revenue: $133.0 million for the second quarter of 2026, compared to $128.9 million for the second quarter of 2025;

•
Operating income: $66.2 million for the second quarter of 2026, compared to $73.8 million for the second quarter of 2025;
•
Operating margins: 22.2% for the second quarter of 2026, compared to 27.1% for the second quarter of 2025;
•
Diluted earnings per share: $0.85 for the second quarter of 2026 compared to $0.93 for the second quarter of 2025;
•
Cash flow from operations: $90.7 million in the second quarter of 2026, compared to $74.0 million in the second quarter of 2025;
•
Days sales outstanding: 67 days at June 30, 2026, compared to 72 days at March 31, 2026;
•
Cash: $186.1 million at June 30, 2026, compared to $226.1 million at March 31, 2026; and
•
Share repurchases: In the three months ended June 30, 2026, we reduced our shares of common stock outstanding through the repurchase of approximately 0.9 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $125.0 million. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $225.0 million remained under the existing March 2026 repurchase authority.

Below we discuss our consolidated results of operations for the second quarters of 2026 and 2025.

Revenue

	Three Months Ended June 30,
			% Change vs.	% of Total Revenue
	2026	2025	Prior Year	2026	2025
	(in thousands)

Cloud subscriptions	$126,722	$100,422	26%	42%	37%
Software license	1,923	1,528	26%	1%	1%
Maintenance	30,523	35,057	-13%	10%	13%
Services	133,047	128,899	3%	45%	47%
Hardware	5,579	6,515	-14%	2%	2%
Total revenue	$297,794	$272,421	9%	100%	100%

Cloud Subscriptions Revenue. In the second quarter of 2026, cloud subscriptions revenue increased $26.3 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $20.2 million, $4.7 million and $1.4 million in the second quarter of 2026, respectively.

Software License Revenue. Software license revenue increased $0.4 million in the second quarter of 2026 compared to the same quarter in the prior year. The perpetual license sales percentage mix across our product suite in the second quarter ended June 30, 2026 was over 70% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $4.5 million in the second quarter of 2026 compared to the same quarter in the prior year. Maintenance relates to our perpetual software licenses. The decrease in maintenance revenue for the Americas segment is primarily driven by customer demand for cloud-based solutions over perpetual software licenses. Maintenance revenue for the Americas, EMEA, and APAC segments decreased by $4.0 million, $0.4 million, and $0.1 million, respectively.

Services Revenue. Services revenue increased $4.1 million in the second quarter of 2026 compared to the same quarter in the prior year. Services revenue increased $4.9 million and $0.8 million for the Americas and APAC segments, respectively, partially offset by a decrease of $1.5 million for the EMEA segment compared to the same quarter in the prior year. The increase in services revenue for the Americas segment is primarily driven by demand for cloud-based solutions. The percentage of professional services revenue that relates to cloud subscriptions in the second quarter of 2026 and 2025 was approximately 81% and 76%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue, net decreased $0.9 million in the second quarter of 2026 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended June 30,
	2026	2025	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	$128,907	$115,921	11%
Cost of software license	556	294	89%
Total cost of revenue	$129,463	$116,215	11%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $13.0 million increase in the quarter ended June 30, 2026 compared to the same quarter in the prior year was due to a $4.7 million increase in performance-based compensation expense, a $4.6 million increase in compensation and other personnel-related expenses, a $2.6 million increase in computer infrastructure cost, and a $1.1 million increase in travel costs.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased $0.3 million in the second quarter of 2026 compared to the same quarter in the prior year.

Operating Expenses

	Three Months Ended June 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Research and development	$34,765	$34,871	0%
Sales and marketing	30,699	19,979	54%
General and administrative	26,741	25,976	3%
Depreciation and amortization	1,632	1,584	3%
Restructuring expense	8,263	8	N/A
Operating expenses	$102,100	$82,418	24%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Demand Forecasting and Replenishment, Omnichannel, and POS. R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended June 30, 2026 remained relatively flat compared to the same quarter of 2025.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $10.7 million in the quarter ended June 30, 2026 compared to the same quarter in the prior year as we have expanded our sales force and increased our marketing efforts to accelerate our revenue growth. The increase is primarily due to a $4.4 million increase in marketing and campaign program expenses, a $3.3 million increase in compensation and other personnel-related expenses, a $2.6 million increase in performance-based compensation expense, and a $0.3 million increase in travel expense.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $0.8 million in the current year quarter compared to the same quarter in the prior year primarily due to a $2.1 million increase in compensation and other personnel-related expenses, a $0.8 million increase in in professional fees, a $0.7 million increase in performance-based compensation expense, partially offset by a $3.0 million decrease in benefits expense for an unusual health insurance claim in the prior year period.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for both the second quarter of 2026 and 2025 was $1.6 million.

Restructuring Expense. Restructuring expenses consist primarily of employee severance and outplacement services. On June 1, 2026, the Company reduced its global headcount by approximately 6%, leveraging increased operational efficiencies and allowing the Company to focus investments on key strategic priorities. The Company recorded a restructuring expense of approximately $8.3 million pretax ($6.2 million after-tax or $0.11 per fully diluted share) in the second quarter of 2026. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income.

Operating Income

Operating income in the second quarter of 2026 was $66.2 million compared to $73.8 million in the same quarter in the prior year. Operating margin was 22.2% for the second quarter of 2026 versus 27.1% for the same quarter in the prior year. Operating income and margin decreased primarily due to the restructuring expense as well as an increase in sales and marketing expenses.

Other Income and Income Taxes

	Three Months Ended June 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Other income, net	$983	$715	37%
Income tax provision	16,862	17,723	-5%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net increased $0.3 million in the second quarter of 2026 compared to the same quarter in the prior year due to a $0.3 million increase in foreign currency gains. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $0.2 million in the second quarter of 2026, and losses of $0.1 million in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 25.1% and 23.8% for the quarters ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended June 30, 2026 is due to a decrease of stock-based compensation benefits.

Condensed Consolidated Financial Summary – First Six Months of 2026

•
Consolidated revenue: $580.0 million for the six months ended June 30, 2026 compared to $535.2 million for the six months ended June 30, 2025.
•
Cloud subscription revenue: $243.8 million for the six months ended June 30, 2026 compared to $194.7 million for the six months ended June 30, 2025.
•
Services revenue: $258.8 million for the six months ended June 30, 2026, compared to $250.0 million for the six months ended June 30, 2025.
•
Operating income: $131.2 million for the six months ended June 30, 2026, compared to $137.0 million for the six months ended June 30, 2025.
•
Operating margins: 22.6% for the six months ended June 30, 2026, compared to 25.6% for the six months ended June 30, 2025.
•
Diluted earnings per share: $1.67 for the six months ended June 30, 2026 compared to $1.78 for the six months ended June 30, 2025.
•
Cash flow from operations: $174.7 million for the six months ended June 30, 2026, compared to $149.3 million for the six months ended June 30, 2025.
•
Cash: $186.1 million at June 30, 2026, compared to $328.7 million at December 31, 2025.
•
Share repurchases: During the six months ended June 30, 2026, we reduced our shares of common stock outstanding by approximately 3.2% primarily through the repurchase of approximately 1.9 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $275.0 million.

Below we discuss our consolidated results of operations for the six months ended June 30, 2026 and 2025.

Revenue

	Six Months Ended June 30,
			% Change vs.	% of Total Revenue
	2026	2025	Prior Year	2026	2025
	(in thousands)

Cloud subscriptions	$243,845	$194,728	25%	42%	36%
Software license	4,157	10,820	-62%	1%	2%
Maintenance	61,115	67,201	-9%	10%	13%
Services	258,764	250,026	3%	45%	47%
Hardware	12,128	12,433	-2%	2%	2%
Total revenue	$580,009	$535,208	8%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $49.1 million in the six months ended June 30, 2026 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $35.7 million, $10.4 million and $3.0 million, respectively, in the six months ended June 30, 2026 compared to the same period in the prior year.

Software License Revenue. Software license revenue decreased $6.6 million in the six months ended June 30, 2026 compared to the same period in the prior year, predominantly driven by one large contract with an existing customer in the prior year period. The license sales percentage mix across our product suite in the six months ended June 30, 2026 was over 80% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $6.1 million in the six months ended June 30, 2026 compared to the same period in the prior year. Maintenance revenue for the Americas segment decreased by $6.1 million and the EMEA and APAC segments remained relatively flat in the six months ended June 30, 2026 compared to the same period in the prior year.

Services Revenue. Services revenue increased $8.7 million in the six months ended June 30, 2026 compared to the same period in the prior year. Services revenue increased $10.7 million and $0.5 million for the Americas and APAC segments, respectively, partially offset by a decrease of $2.5 million for the EMEA segment six months ended June 30, 2026 compared to the same period in the prior year. The increase in services revenue is primarily driven by primarily driven by demand for cloud-based solutions. The percentage of professional services revenue that relates to cloud subscriptions in the six months ended June 30, 2026 and 2025 was approximately 81% and 75%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue decreased $0.3 million in the six months ended June 30, 2026 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Six Months Ended June 30,
	2026	2025	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	$254,984	$230,279	11%
Cost of software license	1,120	503	123%
Total cost of revenue	$256,104	$230,782	11%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $24.7 million increase in the six months ended June 30, 2026 compared to the same period in the prior year was principally due to a $10.5 million increase in compensation and other personnel-related expenses, a $6.3 million increase in performance-based compensation expense, a $6.2 million increase in computer infrastructure cost, and a $1.4 million increase in travel expenses.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased $0.6 million in the six months ended June 30, 2026 compared to the same period in the prior year.

Operating Expenses

	Six Months Ended June 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Research and development	$72,111	$70,169	3%
Sales and marketing	58,451	41,040	42%
General and administrative	50,447	50,195	1%
Depreciation and amortization	3,465	3,125	11%
Restructuring expense	8,263	2,937	181%
Operating expenses	$192,737	$167,466	15%

Research and Development. R&D expenses increased $1.9 million for the six months ended June 30, 2026 compared to the same period in the prior year primarily due to a $1.6 million increase in performance-based compensation expense and a $0.3 million increase in travel expense.

Sales and Marketing. Sales and marketing expenses increased $17.4 million in the six months ended June 30, 2026 compared to the same period in the prior year as we have expanded our sales force and increased our marketing efforts to accelerate our revenue growth. The increase is primarily due to a $6.2 million increase in compensation and other personnel related expenses, a $5.6 million increase in marketing and campaign programs, a $4.9 million increase in performance-based compensation expense, and a $0.5 million increase in travel expense.

General and Administrative. General and administrative expenses increased $0.3 million in the six months ended June 30, 2026 compared to the same period in the prior year prior year primarily due to a $3.4 million increase in compensation and other personnel related expenses, $2.4 million increase in professional fees, a $0.8 million increase in benefits expense for a prior period insurance recovery on an unusual health insurance claim, a $0.7 million increase in performance-based compensation expense, and a $0.5 million increase in internal-use software costs. These increases are partially offset by a $4.1 million decrease in stock compensation expense, a $3.0 million decrease in signing bonus expense, and a $0.7 million decrease in recruiting fees, all of which were related to the hiring of our chief executive officer in the prior year period.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the six months ended June 30, 2026 and 2025 was $3.5 million and $3.1 million, respectively.

Restructuring Expense. Restructuring expense increased by $5.4 million in the six months ended June 30, 2026 compared to the same period in the prior year. On June 1, 2026, the Company reduced its global headcount by approximately 6%, leveraging increased operational efficiencies and allowing the Company to focus investments on key strategic priorities. The Company recorded a restructuring expense of approximately $8.3 million pretax ($6.2 million after-tax or $0.11 per fully diluted share) in the second quarter of 2026, which is partially offset by the $2.9 million expense in January 2025 for the elimination of approximately 100 positions to align the Company's services capacity with customer demand, which was impacted by short-term macro-economic uncertainty.

Operating Income

Operating income for the six months ended June 30, 2026 was $131.2 million compared to $137.0 million for the same period in the prior year. Operating margin was 22.6% the first six months of 2026 versus 25.6% for the same period in the prior year. Operating income and margin decreased primarily due to the restructuring expense as well as an increase in sales and marketing expenses.

Other Income and Income Taxes

	Six Months Ended June 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Other income, net	$5,320	$2,052	159%
Income tax provision	36,841	29,650	24%

Other income, net. Other income, net increased $3.3 million in the six months ended June 30, 2026 compared to the same period in the prior year primarily due to a $3.4 million increase in foreign currency gains. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $3.4 million and $0.1 million in the first six months of 2026 and 2025, respectively.

Income tax provision. Our effective income tax rate was 27.0% and 21.3% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026 is due to a decrease of stock-based compensation benefits.

Liquidity and Capital Resources

During the first six months of 2026, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of June 30, 2026 included $75.3 million held in the U.S. and $110.8 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $174.7 million and $149.3 million in the six months ended June 30, 2026 and 2025, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the six months ended June 30, 2026 increased $25.4 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers and lower bonus and income tax payments.

Cash flow used in investing activities totaled $5.1 million and $4.9 million in the six months ended June 30, 2026 and 2025, respectively. Our investing activities for both the six months ended June 30, 2026 and 2025 consisted of capital spending to support company growth.

Cash flow used in financing activities totaled $306.5 million and $186.6 million in the six months ended June 30, 2026 and 2025, respectively. The use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock units of $29.5 million and $37.0 million in the six months ended June 30, 2026 and 2025, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of June 30, 2026, our cloud infrastructure obligations are approximately $177.7 million over the next 4 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of June 30, 2026, are approximately $35.4 million over the next 6 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first six months of 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. A description of a lawsuit to which we are currently a party is included in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q and are incorporated by reference.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025, as supplemented by the risk factors disclosed in 1A, “Risk Factors,” of our quarterly report on Form 10-Q for the quarter ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	116,268	$139.47	116,268	$333,801,419
May 1 - May 31, 2026	399,054	140.87	399,054	277,586,216
June 1 - June 30, 2026	358,707	146.55	358,707	225,017,084
Total	874,029		874,029

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 10.1

First Amendment to Manhattan Associates, Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement related to its 2026 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 2, 2026 (Commission File No. 00-23999)).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	July 31, 2026	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2026	/s/ Linda Pinne
Linda Pinne
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)