Form 10-Q
period 2026-09-30
MANHATTAN ASSOCIATES INC
filed 2026-10-30
CIK 1056696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the Registrant’s class of capital stock outstanding as of October 28, 2026, the latest practicable date, is as follows: 58,061,893 shares of common stock, $0.01 par value per share.

MANHATTAN ASSOCIATES, INC.

FORM 10-Q

Quarter Ended September 30, 2026

TABLE OF CONTENTS

PART I

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,449	$328,747
Accounts receivable, net	268,110	214,679
Prepaid expenses and other current assets	45,340	39,912
Total current assets	512,899	583,338

Property and equipment, net	23,823	23,120
Operating lease right-of-use assets	44,435	50,443
Goodwill, net	62,239	62,244
Deferred income taxes	58,608	75,900
Other assets	48,809	44,343
Total assets	$750,813	$839,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,118	$22,182
Accrued compensation and benefits	76,739	69,309
Accrued and other liabilities	32,877	26,570
Deferred revenue	348,090	337,049
Income taxes payable	271	803
Total current liabilities	480,095	455,913

Operating lease liabilities, long-term	51,744	56,180
Other non-current liabilities	18,231	12,530

Shareholders' equity:
Preferred stock, no par value; 20,000,000 shares authorized, no shares issued or outstanding in 2026 and 2025	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized; 58,061,274 and 59,845,291 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	581	598
Retained earnings	238,568	345,097
Accumulated other comprehensive loss	(38,406)	(30,930)
Total shareholders' equity	200,743	314,765
Total liabilities and shareholders' equity	$750,813	$839,388

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Cloud subscriptions	$134,438	$104,852	$378,283	$299,580
Software license	3,634	1,356	7,791	12,176
Maintenance	29,229	30,492	90,344	97,693
Services	134,417	133,007	393,181	383,033
Hardware	4,469	6,088	16,597	18,521
Total revenue	306,187	275,795	886,196	811,003
Costs and expenses:
Cost of cloud subscriptions, maintenance and services	131,257	119,604	386,241	349,883
Cost of software license	633	208	1,753	711
Research and development	35,543	36,360	107,654	106,529
Sales and marketing	26,784	18,057	85,235	59,097
General and administrative	29,258	24,078	79,705	74,273
Depreciation and amortization	1,717	1,660	5,182	4,785
Restructuring expense	-	-	8,263	2,937
Total costs and expenses	225,192	199,967	674,033	598,215
Operating income	80,995	75,828	212,163	212,788
Other income, net	1,888	2,604	7,208	4,656
Income before income taxes	82,883	78,432	219,371	217,444
Income tax provision	21,539	19,799	58,380	49,449
Net income	$61,344	$58,633	$160,991	$167,995

Basic earnings per share	$1.05	$0.97	$2.73	$2.77
Diluted earnings per share	$1.04	$0.96	$2.72	$2.75

Weighted average number of shares:
Basic	58,207	60,381	58,880	60,620
Diluted	58,732	60,954	59,250	61,183

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$61,344	$58,633	$160,991	$167,995
Foreign currency translation adjustment, net of tax	(1,380)	(3,751)	(7,476)	846
Comprehensive income	$59,964	$54,882	$153,515	$168,841

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net income	$160,991	$167,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,182	4,785
Equity-based compensation	90,095	80,678
Gain on disposal of equipment	(162)	(22)
Deferred income taxes	16,871	17,946
Unrealized foreign currency loss	1,909	246
Changes in operating assets and liabilities:
Accounts receivable, net	(54,863)	(8,865)
Other assets	(13,040)	(4,311)
Accounts payable, accrued and other liabilities	16,066	(18,463)
Income taxes	2,059	(9,840)
Deferred revenue	18,206	12,271
Net cash provided by operating activities	243,314	242,420

Investing activities:
Purchase of property and equipment	(6,099)	(10,799)
Net cash used in investing activities	(6,099)	(10,799)

Financing activities:
Repurchase of common stock	(356,929)	(238,187)
Net cash used in financing activities	(356,929)	(238,187)

Foreign currency impact on cash	(9,584)	3,891

Net change in cash and cash equivalents	(129,298)	(2,675)
Cash and cash equivalents at beginning of period	328,747	266,230
Cash and cash equivalents at end of period	$199,449	$263,555

See accompanying Notes to Condensed Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MANHATTAN ASSOCIATES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
For the Three Months Ended September 30, 2026
Balance, June 30, 2026 (unaudited)	58,300,070	$583	$-	$193,950	$(37,026)	$157,507
Repurchase of common stock	(247,623)	(2)	(33,724)	(16,726)	-	(50,452)
Restricted stock units issuance	8,827	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(491)	-	-	(491)
Equity-based compensation	-	-	34,215	-	-	34,215
Foreign currency translation adjustment	-	-	-	-	(1,380)	(1,380)
Net income	-	-	-	61,344	-	61,344
Balance, September 30, 2026 (unaudited)	58,061,274	$581	$-	$238,568	$(38,406)	$200,743

For the Nine Months Ended September 30, 2026
Balance, December 31, 2025 (audited)	59,845,291	$598	$-	$345,097	$(30,930)	$314,765
Repurchase of common stock	(2,363,231)	(23)	(87,402)	(267,520)	-	(354,945)
Restricted stock units issuance	579,214	6	(6)	-	-	-
Excise tax on net stock repurchases	-	-	(2,687)	-	-	(2,687)
Equity-based compensation	-	-	90,095	-	-	90,095
Foreign currency translation adjustment	-	-	-	-	(7,476)	(7,476)
Net income	-	-	-	160,991	-	160,991
Balance, September 30, 2026 (unaudited)	58,061,274	$581	$-	$238,568	$(38,406)	$200,743

For the Three Months Ended September 30, 2025
Balance, June 30, 2025 (unaudited)	60,468,401	$604	$-	$304,480	$(26,325)	$278,759
Repurchase of common stock	(240,891)	(2)	(27,124)	(24,423)	-	(51,549)
Restricted stock units issuance	28,932	-	-	-	-	-
Excise tax on net stock repurchases	-	-	(453)	-	-	(453)
Equity-based compensation	-	-	27,577	-	-	27,577
Foreign currency translation adjustment	-	-	-	-	(3,751)	(3,751)
Net income	-	-	-	58,633	-	58,633
Balance, September 30, 2025 (unaudited)	60,256,442	$602	$-	$338,690	$(30,076)	$309,216

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024 (audited)	60,921,191	$609	$-	$329,439	$(30,922)	$299,126
Repurchase of common stock	(1,224,719)	(12)	(79,431)	(158,744)	-	(238,187)
Restricted stock units issuance	559,970	5	(5)	-	-	-
Excise tax on net stock repurchases	-	-	(1,242)	-	-	(1,242)
Equity-based compensation	-	-	80,678	-	-	80,678
Foreign currency translation adjustment	-	-	-	-	846	846
Net income	-	-	-	167,995	-	167,995
Balance, September 30, 2025 (unaudited)	60,256,442	$602	$-	$338,690	$(30,076)	$309,216

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
Basis of Presentation and Principles of Consolidation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Manhattan Associates, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our,” or “Manhattan”) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of our financial position at September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other interim period. These statements should be read in conjunction with our audited consolidated financial statements and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2025.

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

Deferred revenue mainly represents amounts collected prior to having completed performance of cloud subscriptions, maintenance, and professional services. In the three and nine months ended September 30, 2026, we recognized $64.1 million and $301.3 million of revenue that was included in the deferred revenue balance as of December 31, 2025. In the three months ended September 30, 2026, we recognized $155.7 million of revenue that was included in the deferred revenue balance as of June 30, 2026.

Remaining Performance Obligations

As of September 30, 2026, approximately $2.6 billion of revenue is expected to be recognized from remaining performance obligations. Over 99% of our remaining performance obligations represent cloud native subscriptions with a non-cancelable term greater than one year (including cloud-deferred revenue as well as amounts we will invoice and recognize as revenue from our performance of cloud services in future periods). Maintenance contracts for perpetual software licenses are typically one year in duration and are not included in the remaining performance obligations. We expect to recognize revenue on approximately 40% of these remaining performance obligations over the next 24 months with the majority of the remaining balance recognized over the following 36 months. We have elected not to provide disclosures regarding remaining performance obligations for contracts with a term of 1 year or less.

Returns and Allowances

We have not experienced significant returns or warranty claims to date and, as a result, have not recorded a provision for the cost of returns and product warranty claims.

We record an allowance for credit losses utilizing a model of internal historical losses data. In estimating the allowance for credit losses, we considered our historical write-offs, the historical creditworthiness of the customer, and other factors. We also analyzed expected credit losses given future risks in projected economic conditions and future risks of customer collection. Should any of these factors change, the estimates made by us will also change accordingly, which could affect the level of our future allowances. Additions to the allowance for credit losses are recorded in general and administrative expense and were immaterial in all periods presented. Our credit loss reserve was $0.9 million as of September 30, 2026 and December 31, 2025.

We also adjust accounts receivable with a corresponding adjustment in services revenue for the most likely amount of potential service revenue adjustments based on a detailed assessment of accounts receivable. The total amount recorded to services revenue was a $0.8 million reduction and $0.1 million reduction for the three months ended September 30, 2026 and 2025, respectively, and $3.0 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, we have reduced our accounts receivable balance by $3.5 million and $1.9 million, respectively, for these potential adjustments.

Deferred Commissions

We consider sales commissions to be incremental costs of obtaining a contract with a customer. We defer and recognize an asset for sales commissions related to performance obligations with an expected period of benefit of more than one year. We amortize these amounts over the expected benefit period, which we estimate by considering several factors, including the rate of technological change and duration of our customer contracts. Sales commission for renewal contracts are amortized over the related contractual renewal period. We apply the practical expedient to expense sales commissions when the amortization period would have been one year or less. Deferred commissions were $58.1 million as of September 30, 2026, of which $43.6 million is included in other assets and $14.5 million is included in prepaid expenses. Sales commission expense is included in Sales and Marketing expense in the accompanying Consolidated Statements of Income. Amortization of sales commissions was $3.5 million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively, and $10.6 million and $8.8 million for the nine months ended September 30, 2026 and 2025. No impairment losses were recognized during the periods.

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

Our investments typically have maturities of 90 days or less from the date of purchase and are classified as cash equivalents. At September 30, 2026, our cash and cash equivalents were $110.2 million and $89.2 million, respectively. Cash equivalents consist of highly liquid money market funds. For money market funds, we use quoted prices from active markets that are classified at Level 1, the highest level of observable input in the disclosure hierarchy framework. We had no investments classified at Level 2 or Level 3 at September 30, 2026.

4.
Equity-Based Compensation

We granted 2,490 and 99,649 restricted stock units (RSUs) during the three months ended September 30, 2026 and 2025, respectively, and granted 840,043 and 594,983 RSUs during the nine months ended September 30, 2026 and 2025, respectively. Equity-based compensation expense related to RSUs was $34.2 million and $27.6 million during the three months ended September 30, 2026 and 2025, respectively, and $90.1 million and $80.7 million during the nine months ended September 30, 2026 and 2025, respectively.

We present below a summary of changes during the nine months ended September 30, 2026 in our unvested restricted stock units:

Number of shares/units
Outstanding at December 31, 2025	1,396,941
Granted	840,043
Vested	(579,214)
Forfeited	(95,060)
Outstanding at September 30, 2026	1,562,710

5.
Income Taxes

Our provision for income taxes varied from the tax computed at the U.S. federal statutory income tax rate for the periods presented primarily due to the Foreign Derived Intangible Income deduction, state taxes, employee compensation limitation, the tax effects of stock-based compensation, and the U.S. research and development tax credit. Our effective tax rate was 26.0% and 25.2% for the three months ended September 30, 2026 and 2025, respectively, and 26.6% and 22.7% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2026 is due to a decrease of stock-based compensation benefits.

We apply the provisions for income taxes related to, among other things, accounting for uncertain tax positions and disclosure requirements in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. For the three months ended September 30, 2026, there were no material changes to our uncertain tax positions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA allowed an immediate deduction for domestic research and development expenditures, reinstates 100% bonus depreciation, and modifies international tax provisions. The acceleration of the deduction for domestic research and development expenditures reduced our cash taxes owed for 2025 and 2026.

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

In the following table, we present a reconciliation of earnings per share and the shares used in the computation of earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)

Net income	$61,344	$58,633	$160,991	$167,995
Earnings per share:
Basic	$1.05	$0.97	$2.73	$2.77
Effect of CESs	(0.01)	(0.01)	(0.01)	(0.02)
Diluted	$1.04	$0.96	$2.72	$2.75

Weighted average number of shares:
Basic	58,207	60,381	58,880	60,620
Effect of CESs	525	573	370	563
Diluted	58,732	60,954	59,250	61,183

The number of anti-dilutive CESs during the three and nine months ended September 30, 2026 and 2025 was immaterial.

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

Securities Litigation

On February 25, 2025, an alleged Company shareholder filed a putative class action lawsuit, Prime v. Manhattan Associates, Inc., et al., No. 1:25-cv-00992-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “Prime Action”). The complaint in the Prime Action alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated under that act, based on purported materially false and misleading statements and omissions allegedly made by the defendants (the Company and named current and former officers) between October 22, 2024, and January 28, 2025. The complaint in the Prime Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On April 15, 2025, another alleged Company shareholder filed a putative class action lawsuit, City of Orlando Police Officers’ Pension Fund v. Manhattan Associates, Inc., et al., No. 1:25-cv-02089-TRJ (N.D. Ga.), in the United States District Court for the Northern District of Georgia against the Company and certain of our current and former officers (the “City of Orlando Action”). The complaint in the City of Orlando Action alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 based on purported materially false and misleading statements and omissions allegedly made by the defendants between July 24, 2024, and February 7, 2025. The factual allegations underlying the claims in the City of Orlando Action were similar to the factual allegations made in the Prime Action. The complaint in the City of Orlando Action sought class certification, unspecified monetary damages, and costs and attorneys’ fees. On May 2, 2025, the Court consolidated the two actions (the “Consolidated Action”), and on May 23, 2025, the Court appointed the plaintiffs in the City of Orlando Action as the lead plaintiffs in the Consolidated Action. On July 22, 2025, the lead plaintiffs filed their Amended Complaint, in which the securities law violations alleged are the same as those alleged in the original actions and the proposed class period is the same as in the City of Orlando action. The defendants deny the material allegations in the Consolidated Action, which is still in the early stages and has not yet been certified as a class action, and intend to defend themselves vigorously. The defendants filed a motion to dismiss the Consolidated Action on September 22, 2025, and the parties presented oral arguments on the motion on April 9, 2026. On September 29, 2026, the Court entered an order denying, in part, the motion to dismiss and allowing certain claims to proceed. The Company maintains insurance that may cover defendants’ liability arising out of this litigation up to the policy limits and subject to meeting certain deductibles and to other terms and conditions. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

Derivative Litigation

On September 22, 2025, a purported Company shareholder, Patrick Ayers, filed a shareholder derivative lawsuit, Ayers v. Capel, et al., No. 1:25-cv-05416-TRJ, in the United States District Court for the Northern District of Georgia (the “Ayers Action”). The Ayers Action names certain of the Company’s current and former officers and directors as defendants. The allegations in the Ayers Action overlap substantially with the allegations in the above-referenced Consolidated Action. The Ayers Action asserts claims for alleged violations of the federal securities laws, breach of fiduciary duty, waste, and unjust enrichment. On October 20, 2026, the Court entered an order staying the Ayers Action pending further developments in the Consolidated Action. On August 24, 2026, another purported Company shareholder, Richard Delman, filed a shareholder derivative lawsuit, Delman v. Capel, et al., No. 26CV06969, in the Superior Court of Cobb County, Georgia (the “Delman Action”). The Delman action names certain of the Company’s current and former officers and directors as defendants. The allegations in the Delman Action overlap substantially with the allegations in the above-referenced Consolidated Action and Ayers Action. The Delman Action asserts claims for breach of fiduciary duty, unjust enrichment, and waste. The parties have moved the Court for an order staying the Delman Action pending further developments in the Consolidated Action. On September 17, 2026, another purported shareholder, Jonathan Taylor, filed a shareholder derivative lawsuit, Taylor v. Capel, et al., No. 26CV013154, in the Superior Court of Fulton County, Georgia (the “Taylor Action”). The Taylor Action names certain of the Company’s current and former officers and directors as defendants. The allegations in the Taylor Action overlap substantially with the allegations in the above-referenced Consolidated Action, the Ayers Action, and the Delman Action. The Taylor Action asserts claims for breach of fiduciary duty, unjust enrichment, waste, gross mismanagement, and abuse of control. The time for the defendants to respond to the complaint in the Taylor Action has not yet expired. We are unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting from, these proceedings.

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

The Americas segment charges royalty fees to the other segments based on cloud subscriptions and software licenses sold by those reportable segments. The royalties, which totaled approximately $8.1 million and $6.5 million for both the three months ended September 30, 2026 and 2025, respectively, and $22.5 million and $19.4 million for the nine months ended September 30, 2026 and 2025, respectively, are included in costs of revenue for each segment with a corresponding reduction in the Americas segment’s cost of revenue. The revenues represented below are from external customers only. The geography-based costs consist of costs for professional services personnel, direct sales and marketing expenses, infrastructure costs to support the employee and customer base, billing and financial systems, management and general and administrative support. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments. Such expenses include research and development, including those related to India operations, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology.

In accordance with segment reporting topic of the FASB Codification, we present below certain financial information by reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026				2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$102,739	$26,490	$5,209	$134,438	$79,336	$21,272	$4,244	$104,852
Software license	3,025	444	165	3,634	834	379	143	1,356
Maintenance	22,711	4,393	2,125	29,229	23,648	4,568	2,276	30,492
Services	100,367	25,541	8,509	134,417	96,791	27,718	8,498	133,007
Hardware	4,323	48	98	4,469	6,050	38	-	6,088
Total revenue	233,165	56,916	16,106	306,187	206,659	53,975	15,161	275,795

Costs and Expenses:
Cost of revenue	$97,546	$27,390	$6,954	131,890	87,819	25,434	6,559	119,812
Operating expenses	84,366	5,571	1,648	91,585	71,622	5,474	1,399	78,495
Depreciation and amortization	1,460	226	31	1,717	1,435	190	35	1,660
Restructuring expense	-	-	-	-	-	-	-	-
Total costs and expenses	183,372	33,187	8,633	225,192	160,876	31,098	7,993	199,967
Operating income	$49,793	$23,729	$7,473	$80,995	$45,783	$22,877	$7,168	$75,828
Interest income				758				1,007
Other income (loss), net				1,130				1,597
Income before income taxes				$82,883				$78,432

	Nine Months Ended September 30,
	2026				2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Revenue:
Cloud subscriptions	$289,877	$73,775	$14,631	$378,283	$230,728	$58,154	$10,698	$299,580
Software license	6,022	1,242	527	7,791	3,192	8,242	742	12,176
Maintenance	70,352	13,659	6,333	90,344	77,349	13,810	6,534	97,693
Services	292,764	76,587	23,830	393,181	278,455	81,256	23,322	383,033
Hardware	15,712	694	191	16,597	18,156	356	9	18,521
Total revenue	674,727	165,957	45,512	886,196	607,880	161,818	41,305	811,003

Costs and Expenses:
Cost of revenue	284,436	83,518	20,040	387,994	254,366	77,777	18,451	350,594
Operating expenses	250,114	17,893	4,587	272,594	218,792	17,073	4,034	239,899
Depreciation and amortization	4,406	679	97	5,182	4,089	581	115	4,785
Restructuring expense	5,637	2,346	280	8,263	2,937	-	-	2,937
Total costs and expenses	544,593	104,436	25,004	674,033	480,184	95,431	22,600	598,215
Operating income	$130,134	$61,521	$20,508	$212,163	$127,696	$66,387	$18,705	$212,788
Interest income				2,462				2,960
Other income (loss), net				4,746				1,696
Income before income taxes				$219,371				$217,444

In the following table, we present goodwill, long-lived assets, and total assets by reportable segment as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Americas	EMEA	APAC	Consolidated	Americas	EMEA	APAC	Consolidated
Goodwill, net	$54,766	$5,510	$1,963	$62,239	$54,766	$5,515	$1,963	$62,244
Long lived assets	103,547	10,981	2,541	117,069	104,217	11,320	2,369	117,906
Total assets	590,951	127,486	32,376	750,813	696,019	116,219	27,150	839,388

We derived revenue from sales to customers outside the United States of approximately $106.4 million and $96.6 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $305.3 million and $279.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our remaining revenue was derived from domestic sales.

Cloud subscriptions revenue primarily relates to our Manhattan Active omnichannel, warehouse management solutions, and transportation management solutions for the nine months ended September 30, 2026. The majority of our software license revenue (approximately 95% and 90%) relates to our warehouse management product group for the three and nine months ended September 30, 2026, respectively.

9. Restructuring Expense

On June 1, 2026, the Company reduced its global headcount by approximately 6%, leveraging increased operational efficiencies and allowing the Company to focus investments on key strategic priorities. The Company recorded pretax restructuring expense of approximately $8.3 million, which reduced net income by approximately $6.2 million, or $0.11 per fully diluted share, in the nine months ended September 30, 2026. The expense primarily consists of employee severance and outplacement services. The expense is classified in “Restructuring expense” in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2026.

The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2026 (in thousands):

	Americas	EMEA	APAC	Consolidated
	(in thousands)
Restructuring expense	5,637	2,346	280	$8,263
Cash payments	(4,878)	(2,018)	(280)	(7,176)
Restructuring accrual balance at September 30, 2026	$759	$328	$-	$1,087

The balance at September 30, 2026 is included in “Accrued compensation and benefits” in the Company’s Condensed Consolidated Balance Sheets. The remaining balance is expected to be paid primarily during the remainder of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, including the notes to those statements, included elsewhere in this quarterly report. We also recommend the following discussion be read in conjunction with management’s discussion and analysis and consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. Statements in the following discussion that are not statements of historical fact are “forward-looking statements.” Actual results may differ materially from the results predicted in such forward-looking statements, for a variety of factors. See “Forward-Looking Statements” below.

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
•
hardware sales.

In the three and nine months ended September 30, 2026, we generated $306.2 million and $886.2 million in total revenue. The revenue mix for the three months ended September 30, 2026 was: cloud subscriptions 44%; software license 1%; maintenance 10%; services 44%; and hardware 1%. The revenue mix for the nine months ended September 30, 2026 was: cloud subscriptions 43%; software license 1%; maintenance 10%; services 44%; and hardware 2%.

We have three geographic reportable segments: North, Latin, and South America (the “Americas”), Europe, the Middle East, and Africa (EMEA), and Asia-Pacific (APAC). Geographic revenue is based on the location of the sale. Our international revenue was approximately $106.4 million and $305.3 million for the three and nine months ended September 30, 2026, which represents approximately 35% and 34% of our total revenue for both the three and nine months ended September 30, 2026, respectively. International revenue includes all revenue derived from sales to customers outside the United States. At September 30, 2026, we employed approximately 3,980 employees worldwide. We have offices in Australia, Chile, China, France, Germany, India, Italy, Japan, the Netherlands, Singapore, Spain, the United Kingdom, and the United States, as well as representatives in Mexico and reseller partnerships in Latin America, Eastern Europe, the Middle East, South Africa, and Asia.

Future Expectations

While we remain cautious about the global economy, including with respect to macroeconomic uncertainty and global instability resulting from the military conflict involving the United States, Israel, and Iran and the ongoing war between Russia and Ukraine, our results for the first nine months of 2026 exceeded our expectations due to solid demand for our cloud solutions. Our solutions are mission critical, supporting complex global supply chains. We believe that favorable secular tailwinds, such as the digital transformation of businesses in manufacturing, wholesale, and retail, coupled with our commitment to investing in organic innovation to deliver leading cloud supply chain, inventory, and omnichannel commerce solutions is in synergistic alignment with current market demand. We believe this alignment is contributing to our strong financial results, higher demand, and strong win rates for our solutions for the period. We remain committed to investing in our business to drive customer success and expand our total addressable market, which we believe will position us well to achieve long-term sustainable growth and earnings.

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

Cloud Subscription

Under our Manhattan Active® Solutions cloud subscription offering, customers pay a periodic fee for the right to use our software within a cloud environment that we provide and manage over a specified period of time. Demand for our Manhattan Active® cloud solutions continues to grow nicely, with cloud revenue up 28% over the same quarter in the prior year. In the three months ended September 30, 2026, cloud revenue represents about 97% of our total software revenue.

Customers on our legacy perpetual license program can convert their maintenance contracts to cloud subscription contracts.

Global Economic Trends and Industry Factors

Global macro-economic trends, technology spending, and supply chain management market growth are important barometers for our business. In the three and nine months ended September 30, 2026, approximately 65% and 66% of our total revenue was generated in the United States, respectively; 19% in EMEA; and the remaining balance in APAC, Canada, and Latin America. In addition, Gartner Inc. (“Gartner”), an information technology research and advisory company, estimates that approximately 80% of every supply chain software solutions dollar invested is spent in North America and Europe; consequently, the health of the U.S. and the European economies have a meaningful impact on our financial results.

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

Cloud Subscriptions Revenue Growth

Our cloud revenue growth provides insight into our ability to maintain and grow our cloud customer base. Total cloud revenue increased to $378.3 million in the nine months ended September 30, 2026 from $299.6 million for the same period in the prior year, representing a 26% year-over-year increase. Cloud revenue growth is being driven by strong demand for our cloud offerings.

Remaining Performance Obligations

Transaction price allocated to RPO represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that we expect to invoice and recognize as revenue in future periods. Over 99% of our RPO represent cloud native subscriptions with a non-cancelable term greater than one year. Maintenance contracts typically are for one year and are not included in RPO. RPO provides insight into our contracted backlog of future business. As of September 30, 2026, our RPO was approximately $2.6 billion, an increase of 25% over September 30, 2025 on strong demand.

Revenue

Cloud Subscriptions and Software License Revenue. In the three months ended September 30, 2026, cloud subscriptions revenue totaled $134.5 million or 44% of total revenues. The Americas, EMEA, and APAC segments recognized $102.8 million, $26.5 million, and $5.2 million in cloud subscriptions revenue, respectively, in the three months ended September 30, 2026. In the nine months ended September 30, 2026, cloud subscriptions revenue totaled $378.3 million or 43% of total revenues. The Americas, EMEA, and APAC segments recognized $289.9 million, $73.8 million, and $14.6 million in cloud subscriptions revenue, respectively, in the nine months ended September 30, 2026. Cloud subscriptions revenue is recognized over the term of the agreement, typically five years or more. Cloud subscription revenue growth is influenced by the strength of general economic and business conditions and the competitive position of our software products. These revenues generally have long sales cycles. During the three and nine months ended September 30, 2026, approximately 35% and 40%, respectively, of the total value of new non-cancelable cloud subscriptions (excluding renewals) signed was with new customers, and 65% and 60%, respectively, was with existing customers. We define new customers as entities from which we either have never earned revenue or have not recognized revenue in the last five years.

In the three months ended September 30, 2026, license revenue totaled $3.6 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $3.0 million, $0.5 million, and $0.1 million in license revenue, respectively, in the three months ended September 30, 2026. In the nine months ended September 30, 2026, license revenue totaled $7.8 million, or 1% of total revenue. The Americas, EMEA, and APAC segments totaled $6.0 million, $1.3 million, and $0.5 million in license revenue, respectively, in the nine months ended September 30, 2026.

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

Maintenance Revenue. Our maintenance revenue for the three months ended September 30, 2026 totaled $29.2 million, or 10% of total revenue. The Americas, EMEA and APAC segments recognized $22.7 million, $4.4 million, and $2.1 million, respectively, in maintenance revenue in the three months ended September 30, 2026. In the nine months ended September 30, 2026, maintenance revenue totaled $90.3 million, or 10% of total revenue. The Americas, EMEA, and APAC segments totaled $70.3 million, $13.7 million, and $6.3 million in maintenance revenue, respectively, in the nine months ended September 30, 2026. For maintenance, we offer a comprehensive 24 hours per day, 365 days per year program that provides our customers with software upgrades, when and if available, which include additional or improved functionality and technological advances incorporating emerging supply chain and industry initiatives.

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

Services Revenue. In the three months ended September 30, 2026, our services revenue totaled $134.4 million, or 44% of total revenue. The Americas, EMEA, and APAC segments recognized $100.4 million, $25.5 million, and $8.5 million, respectively, in services revenue in the three months ended September 30, 2026. In the nine months ended September 30, 2026, services revenue totaled $393.2 million, or 44% of total revenue. The Americas, EMEA, and APAC segments totaled $292.8 million, $76.6 million, and $23.8 million in services revenue, respectively, in the nine months ended September 30, 2026.

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

Hardware Revenue. Our hardware revenue, which we recognize net of related costs, totaled $4.5 million in the three months ended September 30, 2026 representing 1% of total revenue. For the nine months ended September 30, 2026, hardware revenue totaled $16.6 million, or 2% of total revenue. As a convenience for our cloud and perpetual license customers, we resell a variety of hardware products developed and manufactured by third parties. These products include computer hardware, radio frequency terminal networks, RFID chip readers, bar code printers and scanners, and other peripherals. We resell all third-party hardware products and related maintenance pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products and services at discount prices. We purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.

Product Development

We continue to invest significantly in research and development (R&D) to provide leading Unified Omnichannel Commerce and Digital Supply Chain solutions to enable global retailers, manufacturers, wholesalers, distributors, and logistics providers to successfully manage accelerating and fluctuating demands as well as the increasing complexity and volatility of their local and global supply chains, retail store operations, and POS. Our R&D expenses were $35.5 million and $107.7 million for the three and nine months ended September 30, 2026, respectively.

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

Cash Flow and Financial Condition

For the three and nine months ended September 30, 2026, we generated cash flow from operating activities of $68.6 million and $243.3 million. Our cash and cash equivalents at September 30, 2026 totaled $199.4 million, with no debt. We currently have no credit facilities. Our primary uses of cash have been for funding investments in R&D as well as sales and marketing in our Unified Omnichannel Commerce and Digital Supply Chain solutions to drive revenue and earnings growth. In addition, during the nine months ended September 30, 2026, we repurchased approximately $325.0 million of Manhattan Associates’ outstanding common stock under the share repurchase program approved by our Board of Directors. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $175.0 million remained under the existing March 2026 repurchase authority.

For the remainder of 2026, we expect our first priority for use of cash will continue to be investments in our Unified Omnichannel Commerce, Digital Supply Chain, and Manhattan Active® Agents solutions. We also expect to prioritize capital allocation in our global teams to fund growth and share repurchases. We do not anticipate any borrowing requirements in 2026 for general corporate purposes.

Results of Operations

In the following table, we present a summary of our consolidated results for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)

Revenue	$306,187	$275,795	$886,196	$811,003
Costs and expenses	225,192	199,967	674,033	598,215
Operating income	80,995	75,828	212,163	212,788
Other income, net	1,888	2,604	7,208	4,656
Income before income taxes	82,883	78,432	219,371	217,444
Net income	$61,344	$58,633	$160,991	$167,995
Diluted earnings per share	$1.04	$0.96	$2.72	$2.75
Diluted weighted average number of shares	58,732	60,954	59,250	61,183

We have three geographic reportable segments: the Americas, EMEA, and APAC. Geographic revenue information is based on the location of sale. The revenues represented below are from external customers only. The geography-based expenses include costs of personnel, direct sales, marketing expenses, and general and administrative costs to support the business. There are certain corporate expenses included in the Americas segment that we do not charge to the other segments, including R&D, including those related to India operations, stock compensation, certain marketing and general and administrative costs that support the global organization, and the amortization of acquired developed technology. During the three and nine months ended September 30, 2026 and 2025, we derived the majority of our revenues from sales to customers within our Americas segment. In the following table, we present a summary of revenue and operating income by segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change vs. Prior Year	2026	2025	% Change vs. Prior Year
Revenue:	(in thousands)			(in thousands)
Cloud subscriptions
Americas	102,739	79,336	29%	289,877	230,728	26%
EMEA	26,490	21,272	25%	73,775	58,154	27%
APAC	5,209	4,244	23%	14,631	10,698	37%
Total cloud subscriptions	$134,438	$104,852	28%	$378,283	$299,580	26%

Software license
Americas	3,025	834	263%	6,022	3,192	89%
EMEA	444	379	17%	1,242	8,242	-85%
APAC	165	143	15%	527	742	-29%
Total software license	$3,634	$1,356	168%	$7,791	$12,176	-36%

Maintenance
Americas	22,711	23,648	-4%	70,352	77,349	-9%
EMEA	4,393	4,568	-4%	13,659	13,810	-1%
APAC	2,125	2,276	-7%	6,333	6,534	-3%
Total maintenance	$29,229	$30,492	-4%	$90,344	$97,693	-8%

Services
Americas	100,367	96,791	4%	292,764	278,455	5%
EMEA	25,541	27,718	-8%	76,587	81,256	-6%
APAC	8,509	8,498	0%	23,830	23,322	2%
Total services	$134,417	$133,007	1%	$393,181	$383,033	3%

Hardware
Americas	4,323	6,050	-29%	15,712	18,156	-13%
EMEA	48	38	26%	694	356	95%
APAC	98	-	-	191	9	2022%
Total hardware	$4,469	$6,088	-27%	$16,597	$18,521	-10%

Total Revenue
Americas	233,165	206,659	13%	674,727	607,880	11%
EMEA	56,916	53,975	5%	165,957	161,818	3%
APAC	16,106	15,161	6%	45,512	41,305	10%
Total revenue	$306,187	$275,795	11%	$886,196	$811,003	9%

Operating income:
Americas	49,793	45,783	9%	130,134	127,696	2%
EMEA	23,729	22,877	4%	61,521	66,387	-7%
APAC	7,473	7,168	4%	20,508	18,705	10%
Total operating income	$80,995	$75,828	7%	$212,163	$212,788	0%

Condensed Consolidated Financial Summary - Third Quarter 2026

•
Consolidated total revenue: $306.2 million for the third quarter of 2026, compared to $275.8 million for the third quarter of 2025;
•
Cloud subscription revenue: $134.4 million for the third quarter of 2026, compared to $104.9 million for the third quarter of 2025;
•
Services revenue: $134.4 million for the third quarter of 2026, compared to $133.0 million for the third quarter of 2025;

•
Operating income: $81.0 million for the third quarter of 2026, compared to $75.8 million for the third quarter of 2025;
•
Operating margins: 26.5% for the third quarter of 2026, compared to 27.5% for the third quarter of 2025;
•
Diluted earnings per share: $1.04 for the third quarter of 2026 compared to $0.96 for the third quarter of 2025;
•
Cash flow from operations: $68.6 million in the third quarter of 2026, compared to $93.1 million in the third quarter of 2025;
•
Days sales outstanding: 81 days at September 30, 2026, compared to 67 days at June 30, 2026;
•
Cash: $199.4 million at September 30, 2026, compared to $186.1 million at June 30, 2026; and
•
Share repurchases: In the three months ended September 30, 2026, we reduced our shares of common stock outstanding through the repurchase of approximately 0.2 million shares of our common stock, under the share repurchase program authorized by our Board of Directors for a total investment of $50.0 million. In March 2026, our Board of Directors approved an increase to the Company’s share repurchase authority from $100 million to $500 million. As of the end of the quarter, approximately $175.0 million remained under the existing March 2026 repurchase authority.

Below we discuss our consolidated results of operations for the third quarters of 2026 and 2025.

Revenue

	Three Months Ended September 30,
			% Change vs.	% of Total Revenue
	2026	2025	Prior Year	2026	2025
	(in thousands)

Cloud subscriptions	$134,438	$104,852	28%	44%	38%
Software license	3,634	1,356	168%	1%	1%
Maintenance	29,229	30,492	-4%	10%	11%
Services	134,417	133,007	1%	44%	48%
Hardware	4,469	6,088	-27%	1%	2%
Total revenue	$306,187	$275,795	11%	100%	100%

Cloud Subscriptions Revenue. In the third quarter of 2026, cloud subscriptions revenue increased $29.6 million compared to the same quarter in the prior year. Our customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $23.4 million, $5.2 million and $1.0 million in the third quarter of 2026, respectively.

Software License Revenue. Software license revenue increased $2.3 million in the third quarter of 2026 compared to the same quarter in the prior year. The perpetual license sales percentage mix across our product suite in the third quarter ended September 30, 2026 was approximately 95% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $1.3 million in the third quarter of 2026 compared to the same quarter in the prior year. Maintenance relates to our perpetual software licenses. The decrease in maintenance revenue is primarily driven by customer demand for cloud-based solutions over perpetual software licenses. Maintenance revenue for the Americas, EMEA, and APAC segment decreased by $0.9 million, $0.2 million, and $0.2 million, respectively.

Services Revenue. Services revenue increased $1.4 million in the third quarter of 2026 compared to the same quarter in the prior year. Services revenue increased $3.6 million for the Americas segment, partially offset by a decrease of $2.2 million for the EMEA segment compared to the same quarter in the prior year. Services revenue remained relatively flat for the APAC segment. The increase in services revenue for the Americas segment is primarily driven by demand for cloud-based solutions. The percentage of professional services revenue that relates to cloud subscriptions in the third quarter of 2026 and 2025 was approximately 83% and 77%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue, net decreased $1.6 million in the third quarter of 2026 compared to the same quarter in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware are largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Three Months Ended September 30,
	2026	2025	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	$131,257	$119,604	10%
Cost of software license	633	208	204%
Total cost of revenue	$131,890	$119,812	10%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud subscriptions; maintenance services; and professional and technical services as well as hosting fees. The $11.7 million increase in the quarter ended September 30, 2026 compared to the same quarter in the prior year was due to a $7.4 million increase in performance-based compensation expense, a $2.5 million increase in computer infrastructure cost, a $2.2 million increase in compensation and other personnel-related expenses, partially offset by a $0.4 million decrease in travel costs.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased $0.4 million in the third quarter of 2026 compared to the same quarter in the prior year.

Operating Expenses

	Three Months Ended September 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Research and development	$35,543	$36,360	-2%
Sales and marketing	26,784	18,057	48%
General and administrative	29,258	24,078	22%
Depreciation and amortization	1,717	1,660	3%
Operating expenses	$93,302	$80,155	16%

Research and Development. Our principal R&D activities have focused on the expansion and integration of new products and releases, including cloud-based solutions, while expanding the product footprint of our software solution suites in Supply Chain, Demand Forecasting and Replenishment, Omnichannel, and POS. R&D expenses primarily consist of salaries and other personnel-related costs for personnel involved in our R&D activities. R&D expenses for the quarter ended September 30, 2026 decreased $0.8 million compared to the same quarter of 2025 primarily from a $2.3 million decrease in compensation and other personnel-related expenses and a $0.6 million decrease in computer infrastructure cost, partially offset by a $2.2 million increase in performance-based compensation expense.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, travel and other personnel-related costs and the costs of our marketing and alliance programs and related activities. Sales and marketing expenses increased $8.7 million in the quarter ended September 30, 2026 compared to the same quarter in the prior year as we have expanded our sales force and increased our marketing efforts to accelerate our revenue growth. The increase is primarily due to a $3.2 million increase in compensation and other personnel-related expenses, a $2.6 million increase in performance-based compensation expense, and a $2.6 million increase in marketing and campaign program expenses.

General and Administrative (G&A). G&A expenses consist primarily of salaries and other personnel-related costs of executive, financial, human resources, information technology, and administrative personnel, as well as facilities, legal, insurance, accounting, and other administrative expenses. G&A expenses increased $5.2 million in the current year quarter compared to the same quarter in the prior year primarily due to a $2.7 million increase in compensation and other personnel-related expenses, a $1.0 million increase in professional fees, a $0.7 million increase in performance-based compensation expense, and a $0.7 million increase in internal-use software costs.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for both the third quarter of 2026 and 2025 was $1.7 million.

Operating Income

Operating income in the third quarter of 2026 was $81.0 million compared to $75.8 million in the same quarter in the prior year. Operating margin was 26.5% for the third quarter of 2026 versus 27.5% for the same quarter in the prior year. Operating income increased primarily due to increased cloud subscriptions revenue. Operating margin decreased primarily due the increase in sales and marketing expenses.

Other Income and Income Taxes

	Three Months Ended September 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Other income, net	$1,888	$2,604	-27%
Income tax provision	21,539	19,799	9%

Other income, net. Other income, net primarily includes interest income, foreign currency gains and losses, and other non-operating expenses. Other income, net decreased $0.7 million in the third quarter of 2026 compared to the same quarter in the prior year primarily due to a $0.5 million decrease in foreign currency gains. The decrease of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $1.1 million in the third quarter of 2026, and gains of $1.6 million in the same quarter in the prior year.

Income tax provision. Our effective income tax rate was 26.0% and 25.2% for the quarters ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 is due to a decrease of stock-based compensation benefits.

Condensed Consolidated Financial Summary – First Nine Months of 2026

•
Consolidated revenue: $886.2 million for the nine months ended September 30, 2026 compared to $811.0 million for the nine months ended September 30, 2025.
•
Cloud subscription revenue: $378.3 million for the nine months ended September 30, 2026 compared to $299.6 million for the nine months ended September 30, 2025.
•
Services revenue: $393.2 million for the nine months ended September 30, 2026, compared to $383.0 million for the nine months ended September 30, 2025.
•
Operating income: $212.2 million for the nine months ended September 30, 2026, compared to $212.8 million for the nine months ended September 30, 2025.
•
Operating margins: 23.9% for the nine months ended September 30, 2026, compared to 26.2% for the nine months ended September 30, 2025.
•
Diluted earnings per share: $2.72 for the nine months ended September 30, 2026 compared to $2.75 for the nine months ended September 30, 2025.
•
Cash flow from operations: $243.3 million for the nine months ended September 30, 2026, compared to $242.4 million for the nine months ended September 30, 2025.
•
Cash: $199.4 million at September 30, 2026, compared to $328.7 million at December 31, 2025.
•
Share repurchases: During the nine months ended September 30, 2026, we reduced our shares of common stock outstanding by approximately 3.6% primarily through the repurchase of approximately 2.2 million shares of our common stock, under the share repurchase program authorized by our Board of Directors, for a total investment of $325.0 million.

Below we discuss our consolidated results of operations for the nine months ended September 30, 2026 and 2025.

Revenue

	Nine Months Ended September 30,
			% Change vs.	% of Total Revenue
	2026	2025	Prior Year	2026	2025
	(in thousands)

Cloud subscriptions	$378,283	$299,580	26%	43%	37%
Software license	7,791	12,176	-36%	1%	2%
Maintenance	90,344	97,693	-8%	10%	12%
Services	393,181	383,033	3%	44%	47%
Hardware	16,597	18,521	-10%	2%	2%
Total revenue	$886,196	$811,003	9%	100%	100%

Cloud Subscription Revenue. Cloud subscriptions revenue increased $78.7 million in the nine months ended September 30, 2026 compared to the same period in the prior year. Customers have demonstrated a clear preference for cloud-based solutions, including existing customers that are migrating from on-premise to cloud-based offerings. Cloud subscriptions revenue for the Americas, EMEA and APAC segments increased $59.2 million, $15.6 million and $3.9 million, respectively, in the nine months ended September 30, 2026 compared to the same period in the prior year.

Software License Revenue. Software license revenue decreased $4.4 million in the nine months ended September 30, 2026 compared to the same period in the prior year, predominantly driven by one large contract with an existing customer in the prior year period. The license sales percentage mix across our product suite in the nine months ended September 30, 2026 was approximately 90% warehouse management solutions.

Maintenance Revenue. Maintenance revenue decreased $7.3 million in the nine months ended September 30, 2026 compared to the same period in the prior year. Maintenance revenue for the Americas segment decreased by $7.0 million and the EMEA and APAC segments remained relatively flat in the nine months ended September 30, 2026 compared to the same period in the prior year.

Services Revenue. Services revenue increased $10.1 million in the nine months ended September 30, 2026 compared to the same period in the prior year. Services revenue increased $14.3 million and $0.5 million for the Americas and APAC segments, respectively, partially offset by a decrease of $4.7 million for the EMEA segment nine months ended September 30, 2026 compared to the same period in the prior year. The increase in services revenue is primarily driven by demand for cloud-based solutions. The percentage of professional services revenue that relates to cloud subscriptions in the nine months ended September 30, 2026 and 2025 was approximately 82% and 75%, respectively. The remainder of our professional services revenue relates to implementations, ongoing support, and upgrades of licensed software.

Hardware Revenue. Hardware revenue decreased $1.9 million in the nine months ended September 30, 2026 compared to the same period in the prior year. The majority of our hardware revenue is derived from our Americas segment. Sales of hardware is largely dependent upon customer-specific desires, which fluctuate.

Cost of Revenue

	Nine Months Ended September 30,
	2026	2025	% Change vs. Prior Year

Cost of cloud subscriptions, maintenance and services	$386,241	$349,883	10%
Cost of software license	1,753	711	147%
Total cost of revenue	$387,994	$350,594	11%

Cost of Cloud Subscriptions, Maintenance and Services. Costs of cloud subscriptions, maintenance and services consist primarily of salaries and other personnel-related expenses of employees dedicated to cloud operations; maintenance services; and professional and technical services as well as hosting fees. The $36.4 million increase in the nine months ended September 30, 2026 compared to the same period in the prior year was principally due to a $13.7 million increase in performance-based compensation expense, a $12.8 million increase in compensation and other personnel-related expenses, a $8.7 million increase in computer infrastructure cost, and a $1.0 million increase in travel expenses.

Cost of Software License. Cost of software license consists of the costs associated with software reproduction; media, packaging and delivery; documentation, and other related costs; and royalties on third-party software sold with or as part of our products. Cost of software license increased $1.0 million in the nine months ended September 30, 2026 compared to the same period in the prior year.

Operating Expenses

	Nine Months Ended September 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Research and development	$107,654	$106,529	1%
Sales and marketing	85,235	59,097	44%
General and administrative	79,705	74,273	7%
Depreciation and amortization	5,182	4,785	8%
Restructuring expense	8,263	2,937	181%
Operating expenses	$286,039	$247,621	16%

Research and Development. R&D expenses increased $1.1 million for the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to a $3.7 million increase in performance-based compensation expense, partially offset by a $2.3 million decrease in compensation and other personnel related expenses.

Sales and Marketing. Sales and marketing expenses increased $26.1 million in the nine months ended September 30, 2026 compared to the same period in the prior year as we have expanded our sales force and increased our marketing efforts to accelerate our revenue growth. The increase is primarily due to a $9.4 million increase in compensation and other personnel related expenses, a $8.2 million increase in marketing and campaign programs, a $7.5 million increase in performance-based compensation expense, and a $0.7 million increase in travel expense.

General and Administrative. General and administrative expenses increased $5.4 million in the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to a $7.2 million increase in compensation and other personnel related expenses, $3.3 million increase in professional fees, a $1.4 million increase in performance-based compensation expense, a $1.2 million increase in internal-use software costs, and a $0.9 million increase in benefits expense for a prior period insurance recovery on an unusual health insurance claim. These increases are partially offset by a $5.2 million decrease in stock compensation expense, a $3.0 million decrease in signing bonus expense, and a $0.7 million decrease in recruiting fees, all of which were related to the hiring of our chief executive officer in the prior year period.

Depreciation and Amortization. Depreciation and amortization of intangibles and software expense for the nine months ended September 30, 2026 and 2025 was $5.2 million and $4.8 million, respectively.

Restructuring Expense. Restructuring expense increased by $5.4 million in the nine months ended September 30, 2026 compared to the same period in the prior year. On June 1, 2026, the Company reduced its global headcount by approximately 6%, leveraging increased operational efficiencies and allowing the Company to focus investments on key strategic priorities. The Company recorded pretax restructuring expense of approximately $8.3 million, which reduced net income by approximately $6.2 million, or $0.11 per fully diluted share, in the second quarter of 2026, which is partially offset by the $2.9 million expense in January 2025 for the elimination of approximately 100 positions to align the Company's services capacity with customer demand, which was impacted by short-term macro-economic uncertainty.

Operating Income

Operating income for the nine months ended September 30, 2026 was $212.2 million compared to $212.8 million for the same period in the prior year. Operating margin was 23.9% the first nine months of 2026 versus 26.2% for the same period in the prior year. Operating income and margin decreased primarily due to the restructuring expense as well as an increase in sales and marketing expenses.

Other Income and Income Taxes

	Nine Months Ended September 30,
	2026	2025	% Change vs. Prior Year
	(in thousands)

Other income, net	$7,208	$4,656	55%
Income tax provision	58,380	49,449	18%

Other income, net. Other income, net increased $2.6 million in the nine months ended September 30, 2026 compared to the same period in the prior year primarily due to a $2.9 million increase in foreign currency gains. The increase of foreign currency gains is mainly due to gains or losses on intercompany transactions denominated in foreign currencies with subsidiaries due to the fluctuation of the U.S. dollar relative to other foreign currencies, primarily the Indian Rupee. We recorded net foreign currency gains of $4.6 million and $1.7 million in the first nine months of 2026 and 2025, respectively.

Income tax provision. Our effective income tax rate was 26.6% and 22.7% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 is due to a decrease of stock-based compensation benefits.

Liquidity and Capital Resources

During the first nine months of 2026, we funded our business exclusively through cash generated from operations. Our cash and cash equivalents as of September 30, 2026 included $64.2 million held in the U.S. and $135.2 million held by our foreign subsidiaries. We believe that our cash balances in the U.S. are sufficient to fund our U.S. operations. In the future, if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would not be subject to additional U.S. income taxes on such earnings, but we could be subject to additional local withholding taxes.

Cash flow from operating activities totaled $243.3 million and $242.4 million in the nine months ended September 30, 2026 and 2025, respectively. Typical factors affecting our cash provided by operating activities include our level of revenue and earnings for the period, the timing and amount of employee bonus and income tax payments, and the timing of cash collections from our customers which is our primary source of operating cash flow. Cash flow from operating activities for the nine months ended September 30, 2026 increased $0.9 million compared to the same period in the prior year, which is mainly due the timing of cash collections from our customers and lower income tax payments.

Cash flow used in investing activities totaled $6.1 million and $10.8 million in the nine months ended September 30, 2026 and 2025, respectively. Our investing activities for both the nine months ended September 30, 2026 and 2025 consisted of capital spending to support company growth.

Cash flow used in financing activities totaled $356.9 million and $238.2 million in the nine months ended September 30, 2026 and 2025, respectively. The use of cash for financing activities in both periods was to purchase our common stock, including shares withheld for taxes due upon vesting of restricted stock units of $30.0 million and $38.7 million in the nine months ended September 30, 2026 and 2025, respectively.

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

Aggregate Contractual Obligations

Our principal commitments consist of multiple non-cancellable contracts for cloud infrastructure services and obligations under operating leases. As of September 30, 2026, our cloud infrastructure obligations are approximately $165.4 million over the next 4 years. We also enter into non-cancellable subscriptions in the ordinary course of business for internal software to support our operations. Our obligations, as of September 30, 2026, are approximately $35.0 million over the next 6 years. We expect to fulfill all these commitments from our working capital.

Critical Accounting Policies and Estimates

In the first nine months of 2026, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to material weaknesses.

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

Although litigation and other legal proceeding outcomes are inherently difficult to predict, we do not currently believe we are a party to any legal proceeding the result of which is likely to have a material adverse impact on our business, financial position, results of operations, or cash flows. A description of lawsuits to which we are currently a party is included in Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q and are incorporated by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding common stock purchases under our publicly announced repurchase program for the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	-	$-	-	$225,017,084
August 1 - August 31, 2026	145,443	199.61	145,443	195,985,521
September 1 - September 30, 2026	99,305	211.15	99,305	175,017,690
Total	244,748		244,748

Item 3. Defaults Upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit 3.2	Amended Bylaws of the Registrant (As Amended Effective October 22, 2026)

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

MANHATTAN ASSOCIATES, INC.

Date:	October 30, 2026	/s/ Eric A. Clark
Eric A. Clark
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	/s/ Linda Pinne
Linda Pinne
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)